Form 10-K
period 2008-09-30
Elevated Concepts, Inc.
filed 2008-12-23
CIK 1446727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                        Commission file number 333-154221

                             ELEVATED CONCEPTS,INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    26-3126279
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

                            5 Revere Drive, Suite 200
                           Northbrook, Illinois 60062
          -------------------------------------------------------------
          (Address of principal executive officers, including Zip Code)

                                 (847) 509-5884
                      -------------------------------------
                           (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                   Accelerated filer          [ ]
Non-accelerated filer   [ ]                   Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at September 30, 2008, was $Nil.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 22, 2008, there were 5,000,000 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             5
Item 1A. Risk Factors                                                        10
Item 2.  Properties                                                          16
Item 3.  Legal Proceedings                                                   17
Item 4.  Submission of Matters to a Vote of Securities Holders               17

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            18
Item 8.  Financial Statements                                                24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            38
Item 9A. Controls and Procedures                                             38

                                    Part III

Item 10. Directors and Executive Officers                                    38
Item 11. Executive Compensation                                              40
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     42
Item 13. Certain Relationships and Related Transactions and Director
         Independence                                                        43
Item 14. Principal Accounting Fees and Services                              44

                                     Part IV

Item 15. Exhibits                                                            44

Signatures                                                                   45

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-  the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
- risks related to our international operations and currency exchange fluctuations;
-  risks related to product liability claims;
- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our  financial  statements  are stated in United  States  dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.


In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.


As used in this annual report, the terms "we," "us," "our," the "Company" and "Elevated Concepts" mean Elevated Concepts, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

We were formed on December 21, 2006. Our plan is to export and sell green, eco-friendly, biodegradable, non-toxic household products and building materials used in housing construction and home renovation in the emerging markets of Russia, Ukraine and other Eastern European countries from North American manufacturers.

As of September 30, 2008, we have no revenues, have incurred losses of $14,354 since our inception on December 21, 2006, and have relied upon the sale of our securities in unregistered private placement transactions and cash advances from our President, Mr.Vasili Borisov, to fund our operations. We are a development stage company and we do not expect to generate revenue for the next 12 months which would be enough to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the year ended September 30, 2008, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MARKET AND INDUSTRY OVERVIEW

Our plan is to build a portfolio of eco-friendly, bio-degradable, non-toxic and organic products used in construction, home renovation and maintenance for sale and distribution in the emerging markets of Russia, Ukraine and other Eastern European countries. We plan to start with sale and distribution of constructions and household materials which will be used in "green development" projects in the suburban areas of Moscow, Russia.

Green Development
-----------------
Providing comfort indoors means ensuring appropriate ventilation, heating, and cooling, as well as limiting emissions from materials used inside a building. Green development is the latest trend in real estate development based on the use of ecologically clean natural materials and intention to preserve environment, both in the process of construction and during further operation and use. Green development first emerged several years ago. The term means construction or any other development based on environmentally friendly terms. The purpose of green development is to create favorable conditions for life, work and leisure featuring minimal impact on the environment and preserving the existing ecological equilibrium. This ecological equilibrium is possible if a construction project skillfully combines a well-thought-out architectural concept, energy saving technologies, natural construction materials and, most importantly, responsible and careful consideration of the impact of the project on the environment.

In Russia, interest in an environmentally conscious lifestyle is becoming more popular amongst the middle class population.

Green development is a complex of standards and measures for construction of buildings and municipal landscaping, the application of which enables to minimize the negative impact on the environment. This, in turn, helps preserve the balance between human needs and the environmental resources. The standards of green development are there to improve such indicators of construction and operation of buildings as indoor air quality, emissions control, energy saving, efficiency of water usage, limitation and recycling of household waste, preservation and growth of green plantations and natural habitat for animals and birds, as well as provision of economic and social wellbeing.

All these requirements may be met by: thorough, careful selection of development sites, detailed development planning, application of energy saving technologies, harmonious interior planning of buildings, the use of ecologically clean construction and finishing materials (preferably locally sourced or produced), as well as a responsible approach to building management.

Market overview
---------------

"Green," eco-friendly building materials and household products.
----------------------------------------------------------------

Quite a bit of attention has been focused lately on the issue of green building materials. What makes a given product "green"? How do you evaluate the relative greenness of different products? How do you find green products?

In compiling any directory of green building products, the authors have to figure out what qualifies a product for inclusion. Standards and thresholds have evolved over time and criteria which determine how green any product is will continue to change, and as they do, the products included in the category of green and eco-friendly will evolve constantly.

The Holy Grail of the green building movement would be a database in which the life-cycle environmental impacts of different materials were fully quantified and the impacts weighted so that a designer could easily see which material was better from an environmental standpoint. Experts in this field are trying to weigh, for example, the resource-extraction impacts of one product with the manufacturing impacts of another, and the indoor-air-quality impacts of a third.

In building a house or office building, a great many materials and products will be used. Even in the greenest of projects it is likely that many products will be used that are not themselves green-but they are used in a manner that helps reduce the overall environmental impact of the building. A particular window may not be green, but the way it is used maximizes collection of low winter sunlight and blocks the summer sun. So even a relatively conventional window can help make a house green. Creating a green building means matching the products and materials to the specific design and site to minimize the overall environmental impact.

Green products could be used in inefficient ways that result in buildings that are far from environmentally responsible. In a well-thought-out building design, however, substituting green products for conventional products can make the difference between a good building and a great one.

It is important to note that multiple criteria often apply - in other words, a product may be considered green for more than one reason. Take recycled plastic lumber, for example: it's made from recycled waste, it's highly durable and it can obviate the need for pesticide treatments. Straw particleboard products are made from agricultural waste materials, and they are free from formaldehyde offgassing. A product with multiple benefits could qualify to be green on the basis of its overall environmental performance, even if it doesn't meet a threshold in any one category alone. Conversely, a product with one or more green attributes might not qualify if it also carries significant environmental burdens. For example, wood treated with toxic preservatives has advantages in terms of durability, but it would not be considered green due the health and environmental hazards it represents.

There are several factors used to designate building products as green or eco-friendly.

1. Products Made with Salvaged, Recycled or Agricultural Waste Content. The materials used to produce a building product-and where those materials came from-is a key determinant of green.

2. Products That Conserve Natural Resources
      - Products that reduce material use
      - Products with exceptional  durability or low maintenance  requirements
      - Certified wood products
      - Rapidly renewable products

3. Products That Avoid Toxic or Other Emissions
      - Natural or minimally processed products
      - Alternatives to ozone-depleting substances
      - Alternatives to hazardous products
      - Products that reduce or eliminate  pesticide  treatments
      - Products that reduce stormwater pollution
      - Products that reduce impacts from construction or demolition  activities
      - Products that reduce pollution or waste from operations

4. Products That Save Energy or Water
      - Building components that reduce heating and cooling loads
      - Equipment that conserves energy and manages loads
      - Renewable energy and fuel cell equipment
      - Fixtures and equipment that conserve water

5. Products That Contribute to a Safe, Healthy Built Environment
      - Products that do not release significant pollutants into the building
      - Products that block the introduction, development, or spread of indoor contaminants
      - Products that remove indoor pollutants
      - Products that warn occupants of health hazards in the building
      - Products that improve light quality
      - Products that help control noise

Target market
-------------

In the past, as far as real estate was concerned, the outskirts of major cities such as Moscow, Saint Petersburg and others were primarily areas where urban dwellers purchased recreational properties.

Recently, as the middle class gets pushed out by the cities' high real-estate prices, more and more people are looking to new developments outside the urban areas and major cities for affordable housing with similar levels of quality. Developers are also beginning to show more interest in the regions that lie in close proximity to urban centers. Apart from a few districts on the outskirts of the city, Moscow has little free land left for mass housing development. It is also a lot easier from an administrative point of view to get land in the regional, rural areas: The smaller the plot of land involved, the easier it is to get authorization from the district authorities for development.

Another advantage of regional, rural developments is that developers are not limited by the restrictions of district urban development plans as in Moscow. Many of Moscow's satellite cities either do not have such plans, or those they do have are now hopelessly outdated. This means that developers are free to build without red tape from the district authorities.

The big housing-construction groups in Moscow, such as DSK-1, are now developing the regional market by building new housing in the outskirts of the city. Urban dwellers looking to purchase a home but unable or not wanting to buy a house are starting to look at condominium developments in exclusive rural areas, such as Zhukovka or Barvikha. Experts say this segment's potential remains untapped and is only now starting to gain attention.

Townhouse settlements are a growing segment in Russian housing market. They combine the advantages of individual houses with the comforts of upscale apartments. Townhouses built by the MIEL-Nedvizhimost agency at Barvikha-2 enjoy stable demand, realtors say, and sell for $3,000 and up per sq. meter. A property of similar characteristics within Moscow would cost at least twice as much.

Satellite towns that are unpolluted and offer good-quality nonstandard housing projects have become increasingly popular. So far, however, they offer only scattered stand-alone houses rather than developed districts with the necessary range of infrastructure features.

Housing districts such as the northwest of Moscow, built in a protected natural enclave, is the pride and joy of the city's Department of Construction Investment Program. This district is also getting a lot of attention from potential buyers. Of the 790 hectares in the project, 273 have been kept as they were and sport hillsides, birch and oak groves and clean springs. Many buyers are attracted by the good transportation links in such developments, clean environment and quality housing.

Slightly farther from the city center,the Novorizhskoe area is the up-and-comer, burgeoning with new developments. There are now 350 gated communities on the market in Russia, about half in the Novorizhskoe region that is 16 mile, northwest of Moscow in Novorizhskoe's Istra district. A different concept of luxury is being introduced in that area. The major indicator of luxury is now considered to be green development. Now, the luxury does not mean over the top excessive use of glitzy, extravagant building materials but rather constructing buildings with natural materials such as wood and stone, using recycled water and trying to use alternative energy sources. Currently various-stage projects based on the green development principle are being launched. In near future, several companies plan to launch brand new projects on the Russian market - an ECO2 (`double eco') estate community. It is based on the principle of creating a natural habitat featuring ecological purity and economic availability.

There are many active players in the market of development of new eco-friendly housing projects. Amongst them are INCOM, RODEX Group, Open Investments, Sapsan, Alterwest, Magistral, Witstroy co., Agroimpex, Capital Story, Kores Story and Masshtab. Modern energy, resource economy and eco-friendly technologies are very much demanded in all types of dwellings from cottages to residential apartments. It is expected that these solutions will be implemented both for erection of new buildings and during planned renovation of old ones.


Patent, Trademark,License and Franchise Restrictions and Contractual Obligations and Concessions
--------------------------------------------------------------------------------
We currently have no pending or provisional patents or trademark applications.


Research and Development Activities
-----------------------------------
Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.


Compliance with Environmental Laws
----------------------------------
We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.


Employees
---------
We have no full-time employees at the present time. Our officers and Directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We  have  no  intention  of  hiring   employees  until  the  business  has  been
successfully launched and we have sufficient, reliable revenue from our operations. Our officers and Directors are planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during the coming fiscal year.


Reports to Securities Holders
-----------------------------
We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

INDUSTRY RISK FACTORS
---------------------

We are susceptible to general economic conditions, and a downturn in our industries or a reduction in spending by consumers could adversely affect our operating results.
-------------------------------------------------------------------------------
The construction materials and household supplies industry in general has historically been characterized by a high degree of volatility and subject to substantial cyclical variations. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact consumer spending and construction and industrial activity. A downturn in the construction, industrial or housing sectors could be expected to directly and negatively impact sales of our portfolio products in these sectors, which could cause a decrease in revenue and harm our sales.

Difficult economic conditions could also increase the risk of extending credit to our distributors and retailers. In the event we enter into a factoring relationship, a customer's financial problems would limit the amount of customer receivables that we could assign to such factor on the receivables, and could cause us to assume more credit risk relating to those assigned receivables or to curtail business with that customer.


Our international operations are subject to political and economic risks.
-------------------------------------------------------------------------
We expect that most of our sales will be generated outside the United States. We will be accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

   - political and economic  instability;
   - inflation;
   - exchange controls and currency exchange rates;
   - foreign tax treaties and policies; and
   - restrictions on the transfer of funds to and from foreign countries.

Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially.

From time to time, we may enter into agreements seeking to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in reducing our exposure to currency fluctuations or may not be available at a cost effective price. We are not currently entered into any of these agreements.


We operate in very competitive markets and may be unable to compete effectively in the worldwide building construction materials and household supplies industry.
--------------------------------------------------------------------------------
Competition in the building construction materials and household supplies retailing industry is intense. We face a variety of competitive challenges from domestic and international retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. The principal competitive factors include quality and assortment of product lines, product price, schedules and reliability of delivery, and the range and quality of customer services. Due to limited financing, and fierce competition from multinational wholesalers and retailers we may not be able to generate revenues and will have to cease operations. In addition, it is possible that mass-market discount retailers will increase their investment and enclose eco-friendly building materials and household supplies in their retail operations, thereby achieving greater market penetration and placing additional competitive pressures on our business.

The wholesale building construction materials and household supplies market is highly competitive with few barriers to entry. We compete against a diverse group of international wholesalers and retailers offering eco-friendly lines of products, e.g. "Auchan-Rossia" a division of Auchan, the French retailer who has opened its 30th store in Russia in September 2008, among many others. In France, Auchan has launched a new range of "eco-friendly" household cleaning products in February of 2007, and is planning to add the assortment of these products on the Russian market.

Many of our competitors are larger than us and have substantially greater resources than us and, as a result, may be able to adapt more quickly to changing market conditions and exploit new opportunities and supply their products more quickly and effectively than us. Many of these retailers have better name recognition among consumers and purchase significantly more merchandise from vendors.


Our dependence on independent manufacturers reduces our ability to control the quality, price and shipment of the products we re-sell, which could harm our sales, reputation and overall profitability.
--------------------------------------------------------------------------------
We will depend on independent contract manufacturers to maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We will depend on third parties to transport and deliver the products we will re-sell. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our merchandise for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

We currently do not have long-term agreements with any of our potential brand manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time in the future. There is also substantial competition among wholesalers for quality brand manufacturers. To the extent we are unable to secure or maintain relationships with quality brand manufacturers, our business could be harmed.


COMPANY RISK FACTORS
--------------------

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 21, 2006, and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on December 21, 2006, to September 30, 2008, is $14,354. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.


There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.
--------------------------------------------------------------------------------
Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report dated November 6, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.


We depend on key personnel.
---------------------------
Our future success will depend in part on the continued service of key personnel, particularly Vasili Borisov, our President and Chief Executive Officer, and Nadezda Bulicheva, our Chief Financial Officer. Our future success will also depend on our ability to attract and retain key managers, sales people and others. We face intense competition for these individuals from well established multinational, national and regional wholesale and retail companies. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.


Because our management does not have prior experience in the building materials and household supplies wholesale industry, our business has a higher risk of failure.
--------------------------------------------------------------------------------
Our Directors do not have experience in the building materials and household supplies wholesale industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing, sales and business development consultants. Our Directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.


We have filed a Registration Statement on the Form S-1 with the Securities and Exchange Commission to register minimum of 4,000,000 and maximum of 50,000,000 shares of common stock, which become effective on October 28, 2008. Because our Directors will own 55.56% of our outstanding common stock, if the minimum amount of the offering will be sold, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------

As of the date of this annual report we have not sold any shares of common stock pursuant to the Registration Statement on the Form S-1 filed with the Securities and Exchange Commission on October 14, 2008. Our Directors, Vasili Borisov and Nadezda Bulicheva, own 100% of the outstanding shares of our common stock as of the date of this annual report. If minimum amount of the shares will be sold, our Directors will own 55.56% of our outstanding common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our Directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.


We do not intend to pay dividends and there will be fewer ways in which you can make a gain on any investment in Elevated Concepts, Inc.
--------------------------------------------------------------------------------
We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Elevated Concepts will need to come through appreciation of the stock's price.


Failure to achieve and maintain  effective  internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.
--------------------------------------------------------------------------------
It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending
September 30, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending September 30, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our registered independent auditors will be able to issue an unqualified opinion on management's assessment of the
                                       13
effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our
Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

RISK FACTORS RELATING TO OUR COMMON STOCK
-----------------------------------------

There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers' network; therefore, our investors may not be able to sell their shares.
--------------------------------------------------------------------------------
Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. As of the date of this annual report we have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for the Offering pursuant to the Registration Statement on the Form S-1 filed in October of 2008 with the

Securities and Exchange Commission, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

     -  variations in our quarterly operating results;
     - changes in general economic conditions and in the building materials and household supplies wholesale industry;
     - announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
     -  loss of a major customer, partner or joint venture participant; and
     -  the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.


You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of the date of this annual report we had 5,000,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.


Once publicly trading, the application of the "Penny Stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a "Penny Stock," for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:
--------------------------------------------------------------------------------
     - that a broker or dealer approve a person's account for transactions in penny stocks; and

     - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     - obtain financial information and investment experience objectives of the person; and

     - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     - sets forth the basis on which the broker or dealer made the suitability determination; and

     - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     - Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.


Volatility in our common share price may subject us to securities litigation,thereby diverting our resources that may have a material effect on our profitability and results of operations.
--------------------------------------------------------------------------------
We expect the market for our common shares to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.


We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.
--------------------------------------------------------------------------------
The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the NASDAQ National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

ITEM 2. PROPERTIES

We do not hold ownership or leasehold interest in any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2008.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. As of the date of this annual report we have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.

(b) Holders of Common Stock

We have 2 shareholders of record, and 5,000,000 shares outstanding as of December 22, 2008.

(c) Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

      1. we would not be able to pay our debts as they become due in the usual course of business; or

      2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities
---------------------------------------
We completed an offering of 5,000,000 shares of our common stock at a price of

$0.001 per share to our Directors Vasili Borisov (2,500,000) and Nadezda Bulicheva (2,500,000), on June 30, 2008. The total amount received from this offering was $5,000. We completed this offering pursuant to Regulation S of the Securities Act.

We have filed a Registration Statement on the Form S-1 with the Securities and Exchange Commission to register minimum of 4,000,000 and maximum of 50,000,000 shares of common stock, which become effective on October 28, 2008. As of the date of this annual report we have not sold any shares of our common stock pursuant to this Registration Statement.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

There have been no other issuances of common or preferred stock.

Issuer Purchases of Equity Securities
-------------------------------------
We did not repurchase any of our equity securities during the years ended September 30, 2008 or 2007.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business
--------------------
We were formed on December 21, 2006. Our plan is to export and sell green, eco-friendly, biodegradable, non-toxic household products and building materials used in housing construction and home renovation in the emerging markets of Russia, Ukraine and other Eastern European countries from North American manufacturers.

Short-term plan
---------------

Our short-term plan (next 12 months) is to do a market test and determine a list of perspective products that we want to introduce to Russian and Eastern European market. Once the market is tested and product lines are determined, we will start selling the products to potential buyers. Initially, we intend to concentrate on two main concepts of green and environmentally friendly building products when determining our portfolio.

     1) Products That Contribute to a Safe, Healthy Built Environment
        --------------------------------------------------------------

        Buildings should be healthy to live or work in and around, and product selection is a significant determinant of indoor environment quality. Green building products that help to ensure a healthy built environment can be separated into several categories:

        - Products that do not release significant pollutants into the building such as zero- and low-VOC paints, caulks, and adhesives, as well as products with very low emissions, such as nonformaldehyde manufactured wood products.

        - Products that block the introduction, development, or spread of indoor contaminants. Certain materials and products are green because they prevent the generation or introduction of pollutants, especially biological contaminants, into occupied space. Duct mastic, for example, can block the entry of mold-laden air or insulation fibers into a duct system. "Track-off" systems for entryways help to remove pollutants from the shoes of people entering. Coated ductboard--compared with standard rigid fiberglass ductboard--prevents fiber shedding and helps control mold growth. And linoleum helps to control microbial growth because of the ongoing process of linoleic acid oxidation.

        - Products that help control noise. Noise pollution both from indoor and outside sources adds to stress and discomfort. A wide range of products are available to help absorb noise, prevent it from spreading, masking it and even reducing it with sound-cancellation technologies.

        - Products that reduce or eliminate pesticide treatments. Periodic pesticide treatment around buildings can be a significant health and environmental hazard. The use of certain products can obviate the need for pesticide treatments, and such products are therefore considered green. Examples include physical termite barriers, borate-treated building products and bait systems that eliminate the need for broad-based pesticide application.

     2) Products That Avoid Toxic or Other Emissions:
        ---------------------------------------------

        - Alternatives to hazardous products. Some materials provide a better alternative in an application dominated by products for which there are concerns about toxic constituents, intermediaries, or by-products.

        - Also included here are alternatives to products made with chlorinated hydrocarbons such as polyvinyl chloride (PVC) and brominated fire retardants.

        - Natural or minimally processed products -- Products that are natural or minimally processed can be green because of low energy use and low risk of chemical releases during manufacture. These can include wood products, agricultural or nonagricultural plant products, and mineral products such as natural stone and slate shingles.

We plan to create our portfolio of these products by sourcing them through industry trade shows, directly contacting North American manufacturers, searching through construction industry publications, ads and referrals. Once we determine the list of products we will contact distributors of construction and household materials in Moscow and Saint Petersburg for the purpose of sale and distribution of our portfolio products.

Long-term plan
--------------
There are three key elements of our long term plan (next five years):

 1) Expand our portfolio by diversifying our offerings with innovative new American brands
 2) Introduce new product categories including energy efficient lightning and energy efficient appliances
 3) Expand sales territories, increase number of distributors and uncover new distribution channels


RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the year ended September 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.


Financial Data Summary
----------------------
                                         Year             December 21, 2006
                                         Ended           (Inception) Through
                                      September 30,          September 30,
                                         2008                    2007
                                        ------                  -----
Revenue                                $        -             $       -
General and Administrative Expenses    $   10,823                 3,531
                                       ----------             ---------
Net Loss                               $   10,823             $   3,531
                                       ==========             =========

Revenue
-------
We have not generated any revenues during the year ended September 30, 2008, and period from inception through September 30, 2007, and incurred losses for the same years of $10,823 and $3,531 respectively.


Operating Costs and Expenses
----------------------------

The major components of our expenses for the year ended September 30, 2008, and for the period from December 21, 2006, (Inception) through September 30, 2007, are outlined in the table below:

                                         Year             December 21, 2006
                                         Ended           (Inception) Through
                                      September 30,          September 30,
                                         2008                    2007
                                        ------                  -----

   Accounting and audit fees           $    6,000             $   3,000
   Depreciation                               351                     9
   General and administrative - Other       1,402                   147
   Legal fees                                 520                     -
   Organization costs                           -                   375
   Rent                                     1,378                     -
   Travel and promotion                     1,172                     -
                                       ----------             ---------
                                       $   10,823             $   3,531
                                       ==========             =========

Operating Expenses

The increase our operating cost for the year ended September 30, 2008, compared to the period ended September 30, 2007, was due to the increase in general and administrative costs, legal fees, rent, travel expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.


Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                         Year             December 21, 2006
                                         Ended           (Inception) Through
                                      September 30,          September 30,
                                         2008                    2007
                                        ------                  -----

Current Assets                         $      858             $       -
Current Liabilities                        12,328                 3,693
                                       ----------             ---------
Working Capital Deficiency             $  (11,470)            $  (3,693)
                                       ===========            ==========

Cash Flows
----------
                                         Year             December 21, 2006
                                         Ended           (Inception) Through
                                      September 30,          September 30,
                                         2008                    2007
                                        ------                  -----

Cash (used in) Operating Activities    $   (7,599)            $    (522)
Cash (used in) Investing Activities        (1,905)                 (171)
Cash provided by Financing Activities      10,362                   693
                                       ----------             ---------
Net Increase in Cash                   $      858             $       -
                                       ==========             =========

As of September 30, 2008, we had current assets consisting of cash of $858, and current liabilities totaling $12,328 consisting of trade accounts payable of $3,273, accrued liabilities of $3,000 and amounts due to related party of $6,055 for a working capital deficiency of $11,470.

If the minimum amount of the shares will be sold pursuant to our Offering, we will use the proceeds to pay for our outstanding, as of September 30, 2008, liabilities of $6,273, which represent the following amounts: accounting and audit fees of $3,000, office rent of $1,778, legal fees of $545, travel and promotion expenses of $667, and general and administrative expenditures of $283. If the maximum amount of the shares will be sold we will pay all of our outstanding liabilities as of September 30, 2008, totaling $12,328 which represents current accounts payable and accrued liabilities of $6,273 and the amounts owed to our Director for expenses incurred on behalf of the company in the amount of $6,055.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating Activities
---------------------------------
We used cash in operating activities in the amount of $7,599 during the year ended September 30, 2008 and $522 during the period ended September 30, 2007. Cash used in operating activities was funded by cash from financing activities.


Cash Used In Investing Activities
---------------------------------
We used cash in investing activities in the amount of $1,905 during the year ended September 30, 2008 and $171 during the period ended September 30, 2007. These funds were used for purchasing of computer and office equipment. Cash used in investing activities was funded by cash from financing activities.


Cash from Financing Activities
-------------------------------
From inception to September 30, 2008, the Company has mostly funded its initial operations through the issuance of 5,000,000 shares of capital stock for proceeds of $5,000 and loans from Directors in the amount of $6,055.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our registered independent auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended September 30, 2008, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2008, our company has accumulated losses of $14,354 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended September 30, 2008, our registered independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.


Future Financings
-----------------
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our Directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements
------------------------------
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.


ITEM 8. FINANCIAL STATEMENTS

Index to the Audited Financial Statements                                   Page
-----------------------------------------                                   ----

Report of Registered Independent Auditors                                    F-2
Balance Sheets                                                               F-3
Statements of Operations                                                     F-4
Statement of Stockholders' Equity                                            F-5
Statements of Cash Flows                                                     F-6
Notes to Financial Statements                                                F-7

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007




Report of Registered Independent Auditors....................................F-2

Financial Statements-

   Balance Sheets as of September 30, 2008, and 2007.........................F-3

   Statements of Operations for the Year Ended September 30, 2008,
     Period Ended September 30, 2007, and Cumulative from Inception..........F-4

   Statement of Stockholders' (Deficit) for the Period from Inception Through
     September 30, 2008......................................................F-5

   Statements of Cash Flows for the Year Ended September 30, 2008,
       Period Ended September 30, 2007, and Cumulative from Inception........F-6

   Notes to Financial Statements September 30, 2008, and 2007................F-7

                   REPORT OF REGISTERED INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Elevated Concepts, Inc.:

We have audited the accompanying balance sheets of Elevated Concepts, Inc. (a Nevada corporation in the development stage) as of September 30, 2008, and 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the periods then ended, and cumulative from inception (December 21,
2006) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elevated Concepts, Inc. as of September 30, 2008, and 2007, and the results of its operations and its cash flows for the periods ended September 30, 2008, and 2007, and cumulative from inception (December 21, 2006) through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
November 6, 2008.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                       AS OF SEPTEMBER 30, 2008, AND 2007

                                     ASSETS
                                     ------
                                                           2008          2007
                                                       -----------  -----------
Current Assets:
  Cash and cash equivalent                             $       858  $         -
                                                       -----------  -----------
    Total current assets                                       858            -
                                                       -----------  -----------
Property and Equipment:
  Computer equipment                                         2,076          171
  Less - Accumulated depreciation                             (360)          (9)
                                                       -----------  -----------
    Net property and equipment                               1,716          162
                                                       -----------  -----------

Other Assets:
  Security deposit                                             400            -
                                                       -----------  -----------
    Total other assets                                         400            -
                                                       -----------  -----------
Total Assets                                           $     2,974  $       162
                                                       ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------
Current Liabilities:
  Accounts payable  - Trade                            $     3,273  $         -
  Accrued liabilities                                        3,000        3,000
  Due to related party - Director and stockholder            6,055          693
                                                       -----------  -----------
    Total current liabilities                               12,328        3,693
                                                       -----------  -----------
    Total liabilities                                       12,328        3,693
                                                       -----------  -----------

Commitments and Contingencies

Stockholders' (Deficit):
  Common  stock, par value $0.001 per share,
    75,000,000 shares authorized;
    5,000,000 shares and no shares issued and
    outstanding in 2008 and 2007, respectively               5,000            -
 (Deficit) accumulated during the development stage        (14,354)      (3,531)
                                                       -----------  -----------
    Total stockholders' (deficit)                           (9,354)      (3,531)
                                                       -----------  -----------
Total Liabilities and Stockholders' (Deficit)          $     2,974  $       162
                                                       ===========  ===========



             The accompanying notes to the financial statements are
                    an integral part of these balance sheets.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
               FOR THE YEAR ENDED SEPTEMBER 30, 2008, PERIOD ENDED
                SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION
                 (DECEMBER 21, 2006) THROUGH SEPTEMBER 30, 2008

                                                Year Ended            Period Ended           Cumulative
                                               September 30,          September 30,             From
                                                   2008                    2007               Inception
                                                ----------            ----------              ----------
Revenues                                        $        -            $        -              $        -
                                                ----------            ----------              ----------

Expenses:
  Accounting and audit fees                          6,000                 3,000                   9,000
  Depreciation                                         351                     9                     360
  General and administrative - Other                 1,402                   147                   1,549
  Legal fees                                           520                     -                     520
  Organization costs                                     -                   375                     375
  Rent                                               1,378                     -                   1,378
  Travel and promotion                               1,172                     -                   1,172
                                                ----------            ----------              ----------
     Total general and administrative expenses      10,823                 3,531                  14,354
                                                ----------            ----------              ----------
(Loss) from Operations                             (10,823)               (3,531)                (14,354)

Provision for income taxes                               -                     -                       -
                                                ----------            ----------              ----------

Net (Loss)                                      $  (10,823)           $   (3,531)             $  (14,354)
                                                ==========            ==========              ==========

(Loss) Per Common Share:
  (Loss) per common share - Basic and Diluted   $    (0.01)           $        -
                                                ==========            ==========
Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted               1,318,306                     -
                                                ==========            ==========



             The accompanying notes to the financial statements are
                      an integral part of these statements.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
                FOR THE PERIOD FROM INCEPTION (DECEMBER 21, 2006)
                           THROUGH SEPTEMBER 30, 2008


                                                                          (Deficit)
                                                                         Accumulated
                                           Common Stock                  During the
                                ----------------------------------       Development
          Description                Shares             Amount              Stage             Total
----------------------------    ---------------    ---------------     ---------------    -------------
Balance - December 21, 2006                   -    $             -     $            -     $           -
Net (loss) for the period                     -                  -             (3,531)           (3,531)
                                ---------------    ---------------     ---------------    --------------
Balance - September 30, 2007                  -                  -             (3,531)           (3,531)

Common stock issued for cash          5,000,000              5,000                  -             5,000
Net (loss) for the period                     -                  -            (10,823)          (10,823)
                                ---------------    ---------------     ---------------    --------------
Balance - September 30, 2008          5,000,000    $         5,000     $      (14,354)    $      (9,354)
                                ===============    ===============     ===============    ==============








             The accompanying notes to the financial statements are
                       an integral part of this statement.

                             ELEVATED CONCEPTS, INC.
                         (A DEVELOPMENT STAGES COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
               FOR THE YEAR ENDED SEPTEMBER 30, 2008, PERIOD ENDED
      SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006)
                           THROUGH SEPTEMBER 30, 2008

                                                        Year Ended            Period Ended           Cumulative
                                                       September 30,          September 30,             From
                                                           2008                  2007                Inception
                                                        ----------            ----------             ----------

Operating Activities:
  Net (loss)                                            $   (10,823)          $    (3,531)           $  (14,354)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
      Depreciation                                              351                     9                   360
      Changes in net assets and liabilities-
        Security deposit                                       (400)                    -                  (400)
        Accrued liabilities                                   3,273                 3,000                 6,273
                                                        ------------          ------------           -----------
Net Cash (Used in) Operating Activities                      (7,599)                 (522)               (8,121)
                                                        ------------          ------------           -----------
Investing Activities:
  Purchases of computer equipment                            (1,905)                 (171)               (2,076)
                                                        ------------          ------------           -----------
Net Cash (Used in) Investing Activities                      (1,905)                 (171)               (2,076)
                                                        ------------          ------------           -----------
Financing Activities:
  Proceeds from issuance of common stock                      5,000                     -                 5,000
  Loan from Director and stockholder                          5,362                   693                 6,055
                                                        ------------          ------------           -----------
Net Cash Provided by Financing Activities                    10,362                   693                11,055
                                                        ------------          ------------           -----------
Net Increase in Cash                                            858                     -                   858

Cash - Beginning of Period                                        -                     -                     -
                                                        ------------          ------------           -----------
Cash - End of Period                                    $       858           $         -            $      858
                                                        ============          ============           ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest                                           $         -           $         -            $        -
                                                        ============          ============           ===========
     Income taxes                                       $         -           $         -            $        -
                                                        ============          ============           ===========





             The accompanying notes to the financial statements are
                      an integral part of these statements.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007


(1) Summary of Significant Accounting Policies

  Basis of Presentation and Organization
  --------------------------------------
Elevated Concepts, Inc. (the "Company" or "Elevated Concepts") is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on December 21, 2006. The proposed business plan of the Company is to sell and distribute environmentally friendly building materials. The accompanying financial statements of Elevated Concepts were prepared from the accounts of the Company under the accrual basis of accounting.

  Cash and Cash Equivalents
  -------------------------
For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

  Revenue Recognition
  -------------------
The Company is in the development stage and has yet to realize revenues from operations. Once Elevated Concepts has commenced full operations, it will recognize revenue when the sale and/or distribution of building materials is complete, risk of loss and title to the building materials have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. These incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

  Loss per Common Share
  ---------------------
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year ended September 30, 2008, and period ended September 30, 2007.

  Income Taxes
  ------------

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007


The Company maintains a valuation allowance with respect to deferred tax assets. Elevated Concepts establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

  Fair Value of Financial Instruments
  -----------------------------------
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Elevated Concepts could realize in a current market exchange. As of September 30, 2008, and 2007, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs
  -----------------------
The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

  Property and Equipment
  ----------------------
Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

           Computer equipment                  5 years

  Impairment of Long-lived Assets
  -------------------------------
Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets," which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the year ended September 30, 2008, and period ended September 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

  Advertising and Promotion
  -------------------------
The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the periods ended September 30, 2008, and 2007.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007



  Common Stock Registration Expenses
  ----------------------------------
The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

  Lease Obligations
  -----------------
All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

  Estimates
  ---------
The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and 2007, and expenses for the year ended September 30, 2008, and period ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has minimal operations. The proposed business plan of Elevated Concepts is to engage in the sale and distribution of environmentally friendly building materials.

During the period from inception (December 21, 2006) through September 30, 2008, the Company was incorporated and received initial working capital through a loan from a Director and officer.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As of September 30, 2008, the Company had a working capital deficiency of $11,470, and an accumulated deficit during the development stage of $14,354. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meets its obligations and repay its liabilities arising from normal business operations when they come due. These and other factors raise substantial doubt about Elevated Concepts' ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The management of the Company plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007


(3) Loan from Director and Officer

As of September 30, 2008, and 2007, loans from an individual who is a Director and officer of the Company amounted to $6,055, and $693, respectively. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

(4) Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share. No other classes of stock are authorized. As of September 30, 2008, the Company had not granted any stock options or recorded any stock-based compensation.

In June 2008, the Company issued 2,500,000 shares of its common stock to its Director, President, and CEO at par value. The transaction was valued at $2,500.

In June 2008,  the Company  issued  2,500,000  shares of its common stock to its
Director,   Secretary,   Chief  Financial  Officer,   Treasurer,  and  Principal
Accounting Officer at par value. The transaction was valued at $2,500.

On July 22, 2008, the Company also commenced a capital formation activity to file a Registration Statement on Form S-1 with the SEC to register a minimum of 4,000,000 shares, and a maximum of 50,000,000 shares of common stock, par value $0.001 per share, and raise up to $400,000 in proceeds from the sale of common stock at $0.008 per share in the public markets. On October 14, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 50,000,000 shares of its common stock. The Registration Statement was declared effective by the SEC on October 28, 2008. After the effective date of the Registration Statement, the Company commenced the sale of the registered shares.

(5) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007, was as follows (assuming a 15% effective tax rate):


                                       Year            Period
                                       Ended            Ended
                                   September 30,    September 30,
                                       2008             2007
                                   ------------      ----------

Current Tax Provision:
  Federal-
  Taxable income                   $         -       $        -
                                   ------------      -----------
    Total current tax provision    $         -       $        -
                                   ============      ===========
Deferred Tax Provision:
  Federal-
   Loss carryforwards              $     1,623       $      530
   Change in valuation allowance        (1,623)            (530)
                                   ------------      -----------
    Total deferred tax provision   $         -       $        -
                                   ============      ===========

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007


Elevated Concepts had deferred income tax assets as of September 30, 2008, and 2007, as follows:


                                         2008           2007
                                    -------------   -----------

   Loss carryforwards               $       2,153   $       530
   Less - Valuation allowance              (2,153)         (530)
                                    -------------   -----------

     Total net deferred tax assets  $           -   $         -
                                    =============   ============

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2008, and 2007, the Company had approximately $14,354, and $3,531, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(6) Related Party Transactions

As described in Note 3, as of September 30, 2008, and 2007, Elevated Concepts owed $6,055 and $693, restively, to an individual who is a Director and officer of the Company.

As described in Note 5, the Company issued 2,500,000 shares of its common stock to its Director, President, and Chief Executive Officer at par value. The transaction was valued at $2,500.

As described in Note 5, the Company issued 2,500,000 shares of its common stock to its Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value. The transaction was valued at $2,500.

(7) Commitments

In May 2008, the Company entered into a written agreement with an unrelated third party to lease office space for operations in Northbrook, Illinois. The monthly lease amount is $200, and the term of the lease arrangement is 12 months. The Company will also be charged for miscellaneous office expenses such as copying, printing, telephone, and facsimile charges.

(8) Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007


financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Elevated Concepts does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

   - disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
   - disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
   - disclosure of information about credit-risk-related contingent features; and
   - cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Elevated Concepts does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles." SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008, AND 2007


b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Elevated Concepts does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On  May 26, 2008, the  FASB  issued  FASB  Statement  No. 163,  "Accounting  for
Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No.60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163.  Except  for  those  disclosures,  earlier  application  is not  permitted.
Management of Elevated Concepts does not expect the adoption of this pronouncement to have material impact on its financial statements.

(9) Subsequent Events

On October 14, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 50,000,000 shares of its common stock. The Registration Statement was declared effective by the SEC on October 28, 2008. After the effective date of the Registration Statement, the Company commenced the sale of the registered shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
---------------------------------
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls
----------------------------------------
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions
-----------
Based upon their evaluation of our controls, the Chief Executive Officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Control Persons
-------------------------------------------------

Our executive officers and Directors and their respective ages as of the date of this Prospectus are as follows:

--------------------------------------------------------------------------------
Name                      Age                    Position
--------------------------------------------------------------------------------

Vasili Borisov            59                     President, Chief Executive
                                                 Officer, Director

Nadezda Bulicheva         54                     Secretary, Treasurer, Chief
                                                 Financial Officer, Director
--------------------------------------------------------------------------------

The Directors will serve as Directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Elevated Concepts' affairs.

Vasili Borisov
--------------
Mr. Vasili Borisov is our President and Chief Executive Officer and is also a member of the Board of Directors. He holds a degree in non-organic chemistry from Russian Mendeleev University of Chemical Technology and has in depth knowledge and experience in research and development of formulations for household cleaning products, industrial cleaning products and institutional cleaning products based on application of silicone-based solutions. In the past five years, Mr.Borisov held various contract positions with a chemical laboratory and private enterprises in Moscow, Russia

Nadezda Bulicheva
-----------------
Mrs.Bulicheva is our Secretary and Chief Financial Officer and is also a member of the Board of Directors. She holds a Bachelors degree in economics from Tumanov Metallurgy College, Moscow, Russia. In the past five years, Mrs.Bulicheva has worked as a consultant for "Consult-Invest," a private enterprise, which provides financial and strategic services, including capital formation business case development, valuation and operational assistance for startup companies in Moscow and Moscow Region, Russia.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, Directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

--------------------------------------------------------------------------------------------
                      Number of Late      Number of Transactions Not       Failure to File
Name                  Reports             Reported on a Timely Basis       Requested Forms
--------------------------------------------------------------------------------------------
Vasili Borisov               1(1)                      1                          Nil
--------------------------------------------------------------------------------------------
Nadezda Bulicheva            1(1)                      1                          Nil
--------------------------------------------------------------------------------------------

    (1) The named officer, Director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 11:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.


SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                              Non-Equity  Nonqualified
                                                                               Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Vasili Borisov, Chief Executive Officer     2008 $  0     0     0       0         0             0               0     $      0
                                            2007 $  0     0     0       0         0             0               0            0
--------------------------------------------------------------------------------------------------------------------------------
Nadezda Bulicheva, Chief Financial Officer  2008 $  0     0     0       0         0             0               0     $      0
                                            2007 $  0     0     0       0         0             0               0            0
--------------------------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

----------------------------------------------------------------------------------------------------------------------------------
                 |                        Option Awards                              |                Stock Awards               |
                 -------------------------------------------------------------------  --------------------------------------------
  Name              Number of        Number of        Equity      Option     Option     Number    Market     Equity       Equity
  (a)               Securities       Securities      Incentive    Exercise Expiration of Shares  Value of   Incentive   Incentive
                    Underlying       Underlying        Plan        Price      Date     or Units  Shares or    Plan         Plan
                    Unexercised      Unexercised      Awards:       ($)        (f)     of Stock    Units     Awards:      Awards:
                     Options          Options       Number of       (e)                That Have  of Stock   Number       Market
                       (#)               (#)         Securities                            Not     That Have    of        or Payout
                   (Exercisable)   (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                       (b)               (c)         Unexercised                           (#)      Vested     Shares,     Unearned
                                                     Unearned                             (g)       ($)      Units or      Shares,
                                                      Options                                       (h)       Other       Units or
                                                        (#)                                                   Rights        Other
                                                        (d)                                                   That         Rights
                                                                                                            Have Not        That
                                                                                                             Vested       Have Not
                                                                                                               (#)         Vested
                                                                                                               (i)          ($)
                                                                                                                            (j)
-----------------------------------------------------------------------------------------------------------------------------------
Vasili Borisov          0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------
Nadezda Bulicheva       0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------



DIRECTOR COMPENSATION TABLE FOR FISCAL 2008

-----------------------------------------------------------------------------------------------------------------------------------
Name               Fees       Stock      Option          Non-Equity             Change in             All Other           Total
(a)               Earned      Awards     Awards        Incentive Plan         Pension Value         Compensation           ($)
                  or Paid      ($)         ($)          Compensation               and                   ($)               (h)
                    in         (c)         (d)               ($)              Nonqualified               (g)
                   Cash                                      (e)                Deferred
                    ($)                                                       Compensation
                    (b)                                                         Earnings
                                                                                   ($)
                                                                                   (f)
-----------------------------------------------------------------------------------------------------------------------------------

Vasili Borisov           0         0          0                 0                     0                     0             $       0
-----------------------------------------------------------------------------------------------------------------------------------
Nadezda Bulicheva        0         0          0                 0                     0                     0             $       0
-----------------------------------------------------------------------------------------------------------------------------------

Option Grants in 2008
---------------------
No options were granted during 2008.

Aggregated Option Exercises in 2008 and 2008 Year-End Option Values
-------------------------------------------------------------------
No options were exercised by our Officers or Directors during 2008.

Stock Incentive Plan - Awards in 2008
-------------------------------------
During 2008, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
---------------------
No options were granted or payments made in compensation for services rendered to any Elevated Concepts directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 19, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our Directors, (iii) our executive officers, and (iv) by all of our Directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

--------------------------------------------------------------------------------
                                              Amount and
                                              Nature of
Title of Class    Name of                     Beneficial         Percent of
                  Owner                       Ownership            Class
                                                 (1)                (%)
--------------------------------------------------------------------------------

Common            Vasili Borisov              2,500,000             50
                  President, CEO,

Common            Nadezda Bulicheva
                  Secretary, CFO, Treasurer   2,500,000             50
                  and Director

Common            All Officers and            5,000,000            100
                  Directors as a Group
                  that consists of two
                  persons
--------------------------------------------------------------------------------

1 Includes shares that could be obtained by the named individual within the next 60 days.

The percent of class is based on 5,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

During the fiscal year ended September 30, 2008, the Company:

    a) Issued 2,500,000 shares of its common stock to its Director, President, and Chief Executive Officer at par value. The transaction was valued at $2,500; and

    b) Issued 2,500,000 shares of its common stock to its Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value. The transaction was valued at $2,500.

As of September 30, 2008, and 2007, Elevated Concepts owed $6,055 and $693, restively, to an individual who is a Director and officer of the Company.

Otherwise, neither our Directors and officers, nor any proposed nominee for election as a Director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our Directors, a Director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our Directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.


Director Independence
---------------------
Under NASDAQ rule 4200(a)(15), a Director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our Director, Vasili Borisov, is also our chief executive officer, and our Director, Nadezda Bulicheva, is also our chief financial officer. As a result, we do not have any independent Directors. As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent Directors. In addition, we would be likely be required to obtain Directors and officers insurance coverage in order to attract and retain independent Directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal independent registered accountants, Davis Accounting Group P.C. billed the following fees for the services indicated:

                                      Fiscal year-ended
                       September 30, 2008          September 30, 2007
--------------------------------------------------------------------------------

Audit fees                   $4,500                     $ 3,000
Audit-related fees              Nil                         Nil
Tax fees                        Nil                         Nil
All other fees                  Nil                         Nil
--------------------------------------------------------------------------------


Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

                                     PART IV

ITEM 15. EXHIBITS

(a)      The following exhibits are included as part of this report:

Exhibit
Number   Title of Document
------   --------------------------
  3.1    Articles of Incorporation*
  3.2    Bylaws*
 31.1    Sec.302 Certification of CEO
 31.2    Sec.302 Certification of CFO
 32.1    Sec.906 Certification of CEO
 32.2    Sec.906 Certification of CFO

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on October 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2008                    Elevated Concepts, Inc.


                                     /s/ Vasili Borisov
                                     ----------------------------------------
                                     Vasili Borisov President, Chief Executive
                                     Officer and Director
                                    (Principal Executive Officer)


Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ Vasili Borisov
-------------------------------
Vasili Borisov
President, Chief Executive
Officer, and Director
Dated: December 22, 2008

/s/ Nadezda Bulicheva
-----------------------------
Nadezda Bulicheva
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: December 22, 2008