Form 10-Q
period 2008-12-31
Elevated Concepts, Inc.
filed 2009-02-17
CIK 1446727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934

    For the quarterly period ended December 31, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period _____________ to ______________.


                        Commission File Number 333-154221

                             ELEVATED CONCEPTS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        26-3126279
-------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
  incorporation or organization)

                            5 Revere Drive, Suite 200
                           Northbrook, Illinois 60062
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (847) 509-5884
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,"

"accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        [   ]           Accelerated filer         [   ]
Non-accelerated filer          [   ]           Smaller reporting company [ X ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,000,000 Shares of $0.001 par value Common Stock outstanding as of February 12, 2009.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007
                                   (Unaudited)




Interim Financial Statements-

Balance Sheets as of December 31, 2008, and September 30, 2008..............F-2

Statements of Operations for the Three Months Ended December 31, 2008,
 and 2007, and Cumulative from Inception....................................F-3

Statements of Cash Flows for the Three Months Ended December 31, 2008,
 and 2007, and Cumulative from Inception....................................F-4

Notes to Interim Financial Statements December 31, 2008, and 2007 ..........F-5

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                AS OF DECEMBER 31, 2008, AND SEPTEMBER 30, 2008
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                         December 31,         September 30,
                                                             2008                 2008
                                                        ------------         -----------

Current Assets:
  Cash and cash equivalent                               $      111           $      858
  Accounts receivable - Trade                                   670                    -
                                                         ----------           ----------
    Total current assets                                        781                  858
                                                         ----------           ----------
Property and Equipment:
  Computer equipment                                          2,076                2,076
  Less - Accumulated depreciation                              (464)                (360)
                                                         ----------           ----------
    Net property and equipment                                1,612                1,716
                                                         ----------           ----------
Other Assets:
  Security deposit                                              400                  400
                                                         ----------           ----------
    Total other assets                                          400                  400
                                                         ----------           ----------
Total Assets                                             $    2,793           $    2,974
                                                         ==========           ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------
Current Liabilities:
  Accounts payable  - Trade                              $    8,749           $    3,273
  Accrued liabilities                                         2,824                3,000
  Due to related party - Director and stockholder             6,255                6,055
                                                         ----------           ----------
    Total current liabilities                                17,828               12,328
                                                         ----------           ----------
    Total liabilities                                        17,828               12,328
                                                         ----------           ----------

Commitments and Contingencies

Stockholders' (Deficit):
  Common stock, par value $0.001 per share,
   75,000,000 shares authorized;
   5,000,000 shares outstanding in 2008                       5,000                5,000
  (Deficit) accumulated during the development stage        (20,035)             (14,354)
                                                         ----------           ----------
    Total stockholders' (deficit)                           (15,035)              (9,354)
                                                         ----------           ----------
Total Liabilities and Stockholders' (Deficit)            $    2,793           $    2,974
                                                         ==========           ==========


             The accompanying notes to the financial statements are
                    an integral part of these balance sheets.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
             FOR THE THREE MONTHS ENDED DECEEMBER 31, 2008, AND 2007
                AND CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006)
                            THROUGH DECEMBER 31, 2008
                                   (Unaudited)

                                                    Three Months Ended             Cumulative
                                                        December 31,                  From
                                                  2008               2007          Inception
                                              -------------    --------------   --------------
Net Sales                                     $       3,670     $           -    $       3,670
Cost of Goods Sold                                    1,875                 -            1,875
                                              -------------    --------------   --------------
Gross profit                                          1,795                 -            1,795
                                              -------------    --------------   --------------

Expenses:
  Accounting and audit fees                           4,000                 -           13,000
  Depreciation                                          104                40              464
  Filing fees                                         1,364                 -            1,364
  General and administrative - Other                    287                 -            1,836
  Legal fees                                            120                 -              640
  Organization costs                                      -                 -              375
  Rent                                                  694                 -            2,072
  Travel and promotion                                  907                 -            2,079
                                              -------------    --------------   --------------
    Total general and administrative expenses         7,476                40           21,830
                                              -------------    --------------   --------------
(Loss) from Operations                               (5,681)              (40)         (20,035)

Provision for income taxes                                -                 -                -
                                              -------------    --------------   --------------
Net (Loss)                                    $      (5,681)    $         (40)   $     (20,035)
                                              =============    ==============   ==============
(Loss) Per Common Share:
  (Loss) per common share - Basic and Diluted $       (0.00)    $           -
                                              =============    ==============
Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                 5,000,000                 -
                                              =============    ==============


             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, AND 2007
                AND CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006)
                            THROUGH DECEMBER 31, 2008
                                   (Unaudited)

                                                    Three Months Ended             Cumulative
                                                        December 31,                  From
                                                  2008               2007          Inception
                                              -------------    --------------   --------------
Operating Activities:
  Net (loss)                                  $      (5,681)    $         (40)   $    (20,035)
  Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
    Depreciation                                        104                40             464
    Changes in net assets and liabilities
      Security deposit                                    -                 -            (400)
      Accounts receivable - Trade                      (670)                -            (670)
      Accounts payable - Trade                        5,476                 -           8,749
      Accrued liabilities                              (176)                -           2,824
                                               -------------    --------------   -------------
Net Cash (Used in) Operating Activities                (947)                -          (9,068)
                                               -------------    --------------   -------------

Investing Activities:
  Purchase of computer equipment                          -                 -          (2,076)
                                               -------------    --------------   -------------
Net Cash (Used for) Investing Activities                  -                 -          (2,076)
                                               -------------    --------------   -------------

Financing Activities:
  Proceeds from issuance of common stock                  -                 -           5,000
  Loan from Director and stockholder                    200                 -           6,255
                                               -------------    --------------   -------------
Net Cash Provided by Financing Activities               200                 -          11,255
                                               -------------    --------------   -------------
Net Increase in Cash                                   (747)                -             111

Cash - Beginning of Period                              858                 -               -
                                               -------------    --------------   -------------
Cash - End of Period                          $         111     $           -    $        111
                                               =============    ==============   =============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest                                 $           -     $           -    $          -
                                               =============    ==============   =============
     Income taxes                             $           -     $           -    $          -
                                               =============    ==============   =============



             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


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

   Accounts Receivable
   -------------------
Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Elevated Concepts may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2008, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

   Revenue Recognition
   -------------------
The Company is in the development stage and has realized limited revenues from operations. Once Elevated Concepts has commenced operations, it will recognize revenue when the sale and/or distribution of building materials is complete, risk of loss and title to the building materials have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. These incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


   Loss per Common Share
   ---------------------
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended December 31, 2008, and 2007.

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

   Fair Value of Financial Instruments
   -----------------------------------
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Elevated Concepts could realize in a current market exchange. As of December 31, 2008, and September 30, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


   Property and Equipment
   ----------------------
Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

            Computer equipment                 5 years

   Impairment of Long-lived Assets
   -------------------------------
Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets," which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the three months ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Advertising and Promotion
   -------------------------
The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the three months ended December 31, 2008, and 2007.

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

   Lease Obligations
   -----------------
All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease if shorter.

   Estimates
   ---------
The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and September 30, 2008, and revenues and expenses for the three months ended December 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


   Unaudited Interim Financial Statements
   --------------------------------------
The interim financial statements of Elevated Concepts as of December 31, 2008, and for the three months ended December 31, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2008, and September 30, 2008, and the results of its operations and its cash flows for the three months ended December 31, 2008 and
2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending September 30, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of September 30, 2008, for additional information, including significant accounting policies.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has minimal operations. The business plan of Elevated Concepts is to engage in the sale and distribution of environmentally friendly building materials.

During the period from inception (December 21, 2006) through December 31, 2008, the Company was incorporated, received initial working capital through a loan from a Director and officer, and commenced limited operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. As of December 31, 2008, the Company had a working capital deficiency of $17,047 and an accumulated deficit during the development stage of $20,035. The Company has not established any source of sufficient revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These and other factors raise substantial doubt about Elevated Concepts' ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The management of the Company plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


(3) Loan from Director and Officer

As of December 31, 2008, and September 30, 2008, loans from an individual who is a Director and officer of the Company amounted to $6,255, and $6,055, respectively. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

(4) Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share. No other classes of stock are authorized. As of December 31, 2008, the Company had not granted any stock options or recorded any stock-based compensation.

In June 2008, the Company issued 2,500,000 shares of its common stock to its Director, President, and CEO at par value. The transaction was valued at $2,500.

In June 2008,  the Company  issued  2,500,000  shares of its common stock to its
Director,   Secretary,   Chief  Financial  Officer,   Treasurer,  and  Principal
Accounting Officer at par value. The transaction was valued at $2,500.

On July 22, 2008, the Company also commenced a capital formation activity to file a Registration Statement on Form S-1 with the SEC to register a minimum of 4,000,000 shares, and a maximum of 50,000,000 shares of common stock, par value $0.001 per share, and raise up to $400,000 in proceeds from the sale of common stock at $0.008 per share in the public markets. On October 14, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 50,000,000 shares of its common stock. The Registration Statement was declared effective by the SEC on October 28, 2008. After the effective date of the Registration Statement, the Company commenced the sale of the registered shares. Through February 12, 2009, the Company has not realized any sales of its common stock from this capital formation activity.

(5) Income Taxes

The provision (benefit) for income taxes for the three months ended December 31, 2008, and 2007, was as follows (assuming a 15% effective tax rate):

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


                                          Three Months Ended
                                             December 31,
                                       2008             2007
                                   ------------      ----------

Current Tax Provision:
  Federal-
  Taxable income                   $         -       $        -
                                   ------------      -----------
    Total current tax provision    $         -       $        -
                                   ============      ===========
Deferred Tax Provision:
  Federal-
   Loss carryforwards              $       852       $        6
   Change in valuation allowance          (852)              (6)
                                   ------------      -----------
    Total deferred tax provision   $         -       $        -
                                   ============      ===========

Elevated Concepts had deferred income tax assets as of December 31, 2008, and September 30, 2008, as follows:

                                        As of           As of
                                    December 31,    September 30,
                                         2008           2008
                                    -------------   -----------

   Loss carryforwards               $       3,005   $     2,153
   Less - Valuation allowance              (3,005)       (2,153)
                                    -------------   -----------

     Total net deferred tax assets  $           -   $         -
                                    =============   ============

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended December 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, and September 30, 2008, the Company had approximately $20,035 and $14,354, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6) Related Party Transactions

As described in Note 3, as of December 31, 2008, and September 30, 2008, Elevated Concepts owed $6,255 and $6,055, respectively, to an individual who is a Director and officer of the Company.

As described in Note 5, the Company issued 2,500,000 shares of its common stock to its Director, President, and Chief Executive Officer at par value. The transaction was valued at $2,500.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


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

(8) Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Elevated Concepts does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities,including enhanced disclosures regarding how:
(a) an entity uses derivative instruments;(b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


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

On May 9, 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework,or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           DECEMBER 31, 2008, AND 2007
                                   (Unaudited)


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

On May 26,2008,the FASB issued FASB Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------
This Quarterly Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
- risks related to our international operations and currency exchange fluctuations;
- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, evels of activity, performance,or achievements. Except as required by applicable law,including the securities laws of the United States of America, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company," and "Elevated Concepts" mean Elevated Concepts, Inc.,unless otherwise indicated.


Our Current Business
--------------------
We were formed on December 21, 2006. Our plan is to export and sell green, eco-friendly, biodegradable, non-toxic household products and building materials used in housing construction and home renovation in the emerging markets of Russia, Ukraine and other Eastern European countries from North American manufacturers.

Short-term plan
---------------
Our short-term plan (next 12 months) is to do a market test and determine a list of perspective products that we want to introduce to Russian and Eastern European market. Once the market is tested and product lines are determined, we will start selling the products to potential buyers. Initially, we intend to concentrate on two main concepts of green and environmentally friendly building products when determining our portfolio:

 Products That Contribute to a Safe, Healthy Built Environment
 -------------------------------------------------------------
Buildings should be healthy to live or work in and around, and product selection is a significant determinant of indoor environment quality. Green building products that help to ensure a healthy built environment can be separated into several categories:

- Products that do not release significant pollutants into the building such as zero- and low-VOC paints, caulks, and adhesives, as well as products with very low emissions, such as nonformaldehyde manufactured wood products.

 - Products that block the introduction, development, or spread of indoor contaminants. Certain materials and products are green because they prevent the generation or introduction of pollutants, especially biological contaminants, into occupied space. Duct mastic, for example, can block the entry of mold-laden air or insulation fibers into a duct system. "Track-off" systems for entryways help to remove pollutants from the shoes of people entering. Coated ductboard-compared with standard rigid fiberglass ductboard-prevents fiber shedding and helps control mold growth. Linoleum helps to control microbial growth because of the ongoing process of linoleic acid oxidation.

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

 Products That Avoid Toxic or Other Emissions
 --------------------------------------------
-  Alternatives  to  hazardous   products.   Some  materials  provide  a  better
alternative in an application dominated by products for which there are concerns about toxic constituents, intermediaries, or by-products.

 - Also included here are alternatives to products made with chlorinated hydrocarbons such as polyvinyl chloride (PVC) and brominated fire retardants.

  - Natural or minimally processed products -Products that are natural or minimally processed can be green because of low energy use and low risk of chemical releases during manufacture. These can include wood products, agricultural or non-agricultural plant products, and mineral products such as natural stone and slate shingles.

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

Long-term plan
--------------
There are three key elements of our long term plan (next five years): a) Expand our portfolio by diversifying our offerings with innovative new American brands;
b) Introduce new product categories including energy efficient lightning and energy efficient appliances; c) Expand sales territories, increase number of distributors and uncover new distribution channels.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended December 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                               Three Months           Three Months
                                  Ended                  Ended
                               December 31,           December 31,
                                   2008                   2007
                                  -----                  -----
Revenue                        $     3,670            $          -
Operating Expenses             $     7,476            $         40
Net Income (Loss)              $    (5,681)           $        (40)

Revenue

We have generated $3,670 and $Nil in gross revenues during the three months ended December 31, 2008, and 2007, respectively, and incurred losses for the same periods of $5,681 and $40.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the three-month periods ended December 31, 2008, and 2007 are outlined in the table below:

                                           Three Months        Three Months
                                              Ended               Ended
                                            December 31,        December 31,
                                               2008                2007
                                               ----                ----

   Accounting and audit fees                $     4,000         $        -
   Depreciation                                     104                 40
   Filing fees                                    1,364                  -
   General and administrative - Other               287                  -
   Legal fees                                       120                  -
   Rent                                             694                  -
   Travel and promotion                             907                  -
                                            -----------         ----------
                                            $     7,476         $       40
                                            ===========         ==========

Operating Expenses

The increase our operating cost for the three-month period ended December 31, 2008, compared to the same period in fiscal 2008, was due to the increase in general and administrative costs, accounting and audit fees, rent, travel expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated with the increase in our corporate activities and increase in expenses related to implementation of our business plan.


Liquidity and Capital Resources Working Capital
-----------------------------------------------

                                           Three Months
                                              Ended            Year Ended
                                            December 31,     September 30,
                                               2008              2008
                                               ----              ----

    Current Assets                          $       781         $      858
    Current Liabilities                         (17,828)           (12,328)
                                            -----------         ----------
    Working Capital Deficiency              $   (17,047)        $  (11,470)
                                            ===========         ==========

Cash Flows
----------


                                               Three Months        Three Months
                                                  Ended               Ended
                                                December 31,        December 31,
                                                   2008                2007
                                                   ----                ----

Cash provided by (used in) Operating Activities  $    (947)         $       -
Cash provided by (used in) Investing Activities          -                  -
Cash provided by (used in) Financing Activities        200                  -
                                                 ----------         ----------
Net Increase (Decrease) in Cash                  $    (747)         $       -
                                                 ==========         ==========

As of December 31, 2008, we had current assets of $781, consisting of cash of $111 and accounts receivable of $670, and current liabilities totaling $17,828 consisting of trade accounts payable of $8,749, accrued liabilities of $2,824 and amounts due to related party of $6,255 for a working capital deficiency of $17,047.

If the minimum amount of the shares will be sold pursuant to our Offering, we will use the proceeds to pay for our outstanding, as of December 31, 2008, current liabilities of $11,573 consisting of accounts payable - trade of $8,749 and accrued audit fees of $1,500 and filing fees of $1,324. If the maximum amount of the shares will be sold we will pay all of our outstanding liabilities as of December 31, 2008, totaling $17,828 which represents current accounts payable and accrued liabilities of $11,574 and the amounts owed to our director for expenses incurred on behalf of the company in the amount of $6,255.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating Activities
---------------------------------
We used cash in operating activities in the amount of $947 during the three months ended December 31, 2008, and $Nil during the same period in fiscal 2008. Cash used in operating activities was funded by cash from our sales and financing activities.

Cash Used In  Investing  Activities
----------------------------------
No cash was used in investing activities during the three months ended December 31, 2008 and 2007.

Cash from Financing Activities
------------------------------
To December 31, 2008, the Company has mostly funded its initial operations through the issuance of 5,000,000 shares of capital stock for proceeds of $5,000 and loans from Directors in the amount of $6,255.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and cash advances from the Company's Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going  Concern
--------------
The unaudited financial statements for the three months ended December 31, 2008, included in this quarterly report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2008, our company has accumulated losses of $20,035 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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


Risks and Uncertainties

INDUSTRY RISK FACTORS
---------------------
We are susceptible to general economic conditions, and a downturn in our industries or a reduction in spending by consumers could adversely affect our operating results.
--------------------------------------------------------------------------------
The construction materials and household supplies industry in general has historically been characterized by a high degree of volatility and subject to substantial cyclical variations. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact consumer spending and construction and industrial activity. A downturn in the construction, industrial or housing sectors could be expected to directly and negatively impact sales of our portfolio products in these sectors, which could cause a decrease in revenue and harm our sales.

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

Our dependence on independent manufacturers reduces our ability to control the quality, price and shipment of the products we re-sell, which could harm our sales, reputation and overall profitability.
--------------------------------------------------------------------------------
We will depend on independent contract manufacturers to maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accepted liveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We will depend on third parties to transport and deliver the products we will re-sell. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our merchandise for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

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

COMPANY RISK FACTORS
--------------------
We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 21, 2006, and we have realized only minimal revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on December 21, 2006, to December 31, 2008, is $20,035. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.
--------------------------------------------------------------------------------
Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report dated November 5, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

We have filed a Registration Statement on the Form S-1 with the Securities and Exchange Commission to register minimum of 4,000,000 and maximum of 50,000,000 shares of common stock, which became effective on October 28, 2008. Because our Directors will own 55.56% of our outstanding common stock, if the minimum amount of the offering will be sold, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------
As of the date of this quarterly report we have not sold any shares of common stock pursuant to the Registration Statement on the Form S-1 filed with the Securities and Exchange Commission on October 14, 2008. Our Directors, Vasili Borisov and Nadezda Bulicheva, own 100% of the outstanding shares of our common stock as of the date of this quarterly report. If minimum amount of the shares will be sold, our Directors will own 55.56% of our outstanding common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Elevated Concepts, Inc.
--------------------------------------------------------------------------------
We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Elevated Concepts will need to come through appreciation of the stock's price.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending
September 30, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending September 30, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our
Section 404 certifications could have a material adverse effect on our stock price.

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

RISK FACTORS RELATING TO OUR COMMON STOCK
-----------------------------------------
There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers' network; therefore, our investors may not be able to sell their shares.
--------------------------------------------------------------------------------
Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. As of the date of this annual report we have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for the Offering pursuant to the Registration Statement on the Form S-1 filed in October 2008 with the Securities and Exchange Commission, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of the date of this quarterly report and as of December 31, 2008, we had 5,000,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.
--------------------------------------------------------------------------------
We expect the market for our common shares to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number     Title of Document
-------    ------------------
 3.1       Articles of Incorporation *
 3.2       Bylaws *
31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on October 14, 2008.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevated Concepts, Inc.
                                         /s/ Vasili Borisov
                                         -------------------------------
                                         Vasili Borisov
                                         President, Chief Executive
                                         Officer, and Director
                                         Dated: February 13, 2009

                                         /s/ Nadezda Bulicheva
                                         -----------------------------
                                         Nadezda Bulicheva
                                         Chief Financial Officer, Secretary
                                         Treasurer, principal accounting
                                         officer and Director
                                         Dated: February 13, 2009