Form 10-Q
period 2009-03-31
Elevated Concepts, Inc.
filed 2009-04-28
CIK 1446727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2009.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period _____________ to ______________.


                        Commission File Number 333-154221

                             ELEVATED CONCEPTS, INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                        26-3126279
-------------------------------             -----------------------------------
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


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,100,000 shares of $0.001 par value Common Stock outstanding as of April 28, 2009.

                                TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements                                                F-1
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                14
Item 3. Quantitative and Qualitative Disclosures About Market Risk           19
Item 4. Controls and Procedures                                              19

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                    20
Item 1A.Risk Factors                                                         20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          26
Item 3. Defaults Upon Senior Securities                                      26
Item 4. Submission of Matters to a Vote of Security Holders                  26
Item 5. Other Information                                                    26
Item 6. Exhibits                                                             26

                                       F-1
                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)




Interim Financial Statements-

   Balance Sheets as of March 31, 2009 and September 30, 2008...............F-2

   Statements of Operations for the Three and Six Months Ended
     March 31, 2009, and 2008, and Cumulative from Inception................F-3

   Statements of Cash Flows for the Six Months Ended
       March 31, 2009, and 2008, and Cumulative from Inception..............F-4

   Notes to Interim Financial Statements March 31, 2009, and 2008...........F-5

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                  AS OF MARCH 31, 2009, AND SEPTEMBER 30, 2008
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                      March 31,    September 30,
                                                        2009           2008
                                                     ----------    ------------
Current Assets:
  Cash and cash equivalent                         $      30,811   $        858
                                                   -------------   ------------
    Total current assets                                  30,811            858
                                                   -------------   ------------

Property and Equipment:
  Computer equipment                                       4,212          2,076
  Less - Accumulated depreciation                           (603)          (360)
                                                   -------------   ------------
    Net property and equipment                             3,609          1,716
                                                   -------------   ------------
Other Assets:
  Security deposit                                           400            400
                                                   -------------   ------------
    Total other assets                                       400            400
                                                   -------------   ------------
Total Assets                                       $      34,820   $      2,974
                                                   =============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable  - Trade                        $      10,539   $      3,273
  Accrued liabilities                                      1,500          3,000
  Deferred revenue                                         1,330              -
  Due to related party - Director and stockholder          6,227          6,055
                                                   -------------   ------------
    Total current liabilities                             19,596         12,328
                                                   -------------   ------------
    Total liabilities                                     19,596         12,328
                                                   -------------   ------------

Commitments and Contingencies

Stockholders' Equity (Deficit):
 Common stock, par value $0.001 per share,
  75,000,000 shares authorized;  9,100,000
  and 5,000,000 shares outstanding in
  2009 and 2008, respectively.                             9,100          5,000
 Additional paid-in capital                               28,700              -
(Deficit) accumulated during the development stage       (22,576)       (14,354)
                                                   -------------   ------------
    Total stockholders' equity (deficit)                  15,224         (9,354)
                                                   -------------   ------------
Total Liabilities and Stockholders'Equity (Deficit)$      34,820   $      2,974
                                                   =============   ============


             The accompanying notes to the financial statements are
                    an integral part of these balance sheets.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009, AND 2008, AND
      CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006) THROUGH MARCH 31, 2009
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          March 31,                           March 31,          Cumulative
                                                ---------------------------         --------------------------      From
                                                    2009            2008                2009           2008       Inception
                                                -----------     -----------         -----------     ----------   ----------
Net Sales                                      $     12,041     $         -         $    15,711     $        -   $   15,711
Cost of Goods Sold                                    7,332               -               9,207              -        9,207
                                               ------------     -----------         -----------     ----------   ----------
Gross Profit                                          4,709               -               6,504              -        6,504
                                               ------------     -----------         -----------     ----------   ----------

Expenses:
 Accounting and audit fees                            3,500           1,500               7,500          1,500       16,500
 General and administrative - Other                   1,889           1,056               2,176          1,056        3,725
 Travel and promotion                                 1,017             642               1,924            642        3,096
 Rent                                                   705             467               1,399            467        2,777
 Filing fees                                              -               -               1,364              -        1,364
 Legal fees                                               -               -                 120              -          640
 Depreciation                                           139             103                 243            143          603
 Organization costs                                       -               -                   -              -          375
                                               ------------     -----------         -----------     ----------   ----------
   Total general and administrative expenses          7,250           3,768              14,726          3,808       29,080
                                               ------------     -----------         -----------     ----------   ----------
(Loss) from Operations                               (2,541)         (3,768)             (8,222)        (3,808)     (22,576)
Provision for income taxes                                -               -                   -              -            -
                                               ------------     -----------         -----------     ----------   ----------
Net (Loss)                                     $     (2,541)    $    (3,768)        $    (8,222)    $   (3,808)  $  (22,576)
                                               ============     ===========         ===========     ==========   ==========
(Loss) Per Common Share:
  (Loss) per common share - Basic and Diluted  $      (0.00)    $         -         $     (0.00)    $        -
                                               ============     ===========         ===========     ==========

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                 5,878,611               -           5,434,478              -
                                               ============     ===========         ===========     ==========


             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE SIX MONTHS ENDED MARCH 31, 2009, AND 2008, AND
      CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006) THROUGH MARCH 31, 2009
                                   (Unaudited)

                                                          Six Months Ended
                                                               March 31,                  Cumulative
                                                   -----------------------------             From
                                                        2009            2008              Inception
                                                   --------------   ------------       -------------
Operating Activities:
  Net (loss)                                        $     (8,222)    $    (3,808)       $   (22,576)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Depreciation                                            243             143                603
     Changes in net assets and liabilities
       Security deposit                                        -               -               (400)
       Accounts receivable - Trade                             -               -                  -
       Deferred revenues                                   1,330               -              1,330
       Accounts payable - Trade                            7,266           1,208             10,539
       Accrued liabilities                                (1,500)          1,500              1,500
                                                    ------------     -----------        -----------
Net Cash (Used in) Operating Activities                     (883)           (957)            (9,004)
                                                    ------------     -----------        -----------

Investing Activities:
  Purchase of computer equipment                          (2,136)              -             (4,212)
                                                    ------------     -----------        -----------
Net Cash (Used in) Investing Activities                   (2,136)              -             (4,212)
                                                    ------------     -----------        -----------

Financing Activities:
  Proceeds from issuance of common stock                  32,800               -             37,800
  Proceeds from Director and stockholder                     200               -                200
  Payments to Director and stockholder                       (28)          2,862              6,027
                                                    ------------     -----------        -----------

Net Cash Provided by Financing Activities                 32,972           2,862             44,027
                                                    ------------     -----------        -----------

Net Increase in Cash                                      29,953           1,905             30,811

Cash - Beginning of Period                                   858             171                  -
                                                    ------------     -----------        -----------
Cash - End of Period                                $     30,811     $     2,076        $    30,811
                                                    ============     ===========        ===========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $          -     $         -        $         -
                                                    ============     ===========        ===========
    Income taxes                                    $          -     $         -        $         -
                                                    ============     ===========        ===========


             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)


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

    Accounts Receivable
    -------------------
Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Elevated Concepts may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of March 31, 2009 and September 30, 2008, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)


    Loss per Common Share
    ---------------------
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six months ended March 31, 2009, and 2008.

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

    Fair Value of Financial Instruments
    -----------------------------------
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Elevated Concepts could realize in a current market exchange. As of March 31, 2009, and September 30, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)


    Property and Equipment
    ----------------------
Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

            Computer equipment                       5 years

    Impairment of Long-lived Assets
    -------------------------------
Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets," which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the three and six months ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Advertising and Promotion
    -------------------------
The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the three and six months ended March 31, 2009, and 2008.

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

    Estimates
    ---------
The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and September 30, 2008, and

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)


revenues and expenses for the three and six months ended March 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

    Unaudited Interim Financial Statements
    --------------------------------------
The interim financial statements of Elevated Concepts as of March 31, 2009, and for the three and six months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and September 30, 2008, and the results of its operations and its cash flows for the three and six months ended March 31, 2009 and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending September 30, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of September 30, 2008, for additional information, including significant accounting policies.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has minimal operations. The business plan of Elevated Concepts is to engage in the sale and distribution of environmentally friendly building materials.

During the period from inception (December 21, 2006) through March 31, 2009, the Company was incorporated, received initial working capital through a loan from a Director and officer, and commenced limited operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. As of March 31, 2009, the Company had a working capital of $11,215 and an accumulated deficit during the development stage of $22,576. The Company has not established any source of sufficient revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These and other factors raise substantial doubt about Elevated Concepts' ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The management of the Company plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)

(3) Loan from Director and Officer

As of March 31, 2009, and September 30, 2008, loans from an individual who is a Director and officer of the Company amounted to $6,227, and $6,055, respectively. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

(4) Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share. No other classes of stock are authorized. As of March 31, 2009, the Company had not granted any stock options or recorded any stock-based compensation.

In June 2008, the Company issued 2,500,000 shares of its common stock to its Director, President, and CEO at par value. The transaction was valued at $2,500.

In June 2008,  the Company  issued  2,500,000  shares of its common stock to its
Director,   Secretary,   Chief  Financial  Officer,   Treasurer,  and  Principal
Accounting Officer at par value. The transaction was valued at $2,500.

On July 22, 2008, the Company also commenced a capital formation activity to file a Registration Statement on Form S-1 with the SEC to register a minimum of 4,000,000 shares, and a maximum of 50,000,000 shares of common stock, par value $0.001 per share, and raise up to $400,000 in proceeds from the sale of common stock at $0.008 per share in the public markets. On October 14, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 50,000,000 shares of its common stock. The Registration Statement was declared effective by the SEC on October 28, 2008. After the effective date of the Registration Statement, the Company commenced the sale of the registered shares. On March 27, 2009, the Company closed the offering by selling 4,100,000 shares of its common stock for proceeds of $32,800.

 (5)     Income Taxes

The provision (benefit) for income taxes for the six months ended March 31, 2009, and 2008, were as follows (assuming a 15% effective tax rate):

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)


                                          Six Months Ended
                                             March 31,
                                       2009             2008
                                   ------------      ----------

Current Tax Provision:
  Federal-
  Taxable income                   $         -       $        -
                                   ------------      -----------
    Total current tax provision    $         -       $        -
                                   ============      ===========
Deferred Tax Provision:
  Federal-
   Loss carryforwards              $     1,233       $      571
   Change in valuation allowance        (1,233)            (571)
                                   ------------      -----------
    Total deferred tax provision   $         -       $        -
                                   ============      ===========


Elevated Concepts had deferred income tax assets as of March 31, 2009, and September 30, 2008, as follows:

                                        As of           As of
                                       March 31,    September 30,
                                         2009           2008
                                    -------------   -----------

   Loss carryforwards               $       3,386   $     2,153
   Less - Valuation allowance              (3,386)       (2,153)
                                    -------------   -----------

     Total net deferred tax assets  $           -   $         -
                                    =============   ============

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, and September 30, 2008, the Company had approximately $22,576 and $14,354, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6) Related Party Transactions

As described in Note 3, as of March 31, 2009, and September 30, 2008, Elevated Concepts owed $6,227 and $6,055, respectively, to an individual who is a Director and officer of the Company.

As described in Note 4, the Company issued 2,500,000 shares of its common stock to its Director, President, and Chief Executive Officer at par value. The transaction was valued at $2,500.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)


As described in Note 4, the Company issued 2,500,000 shares of its common stock to its Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value. The transaction was valued at $2,500.

(7) Commitments

In May 2008, the Company entered into a written agreement with an unrelated third party to lease office space for operations in Northbrook, Illinois. The monthly lease amount is $200, and the term of the lease arrangement is 12 months. The Company will also be charged for miscellaneous office expenses such as copying, printing, telephone, and facsimile charges.

On April 16, 2009, the Company entered into an Authorized Reseller Agreement ("Agreement") with an unrelated third party. The Agreement grants the Salomatkin & Partners the nonexclusive right to resell products supplied by the Company in the Moscow Region in Russia for one year.

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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)

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

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

   a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

   b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

   c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

   d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2009, AND 2008
                                   (Unaudited)

SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Elevated Concepts does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

(9) Subsequent Events

On April 16, 2009, the Company entered into an Authorized Reseller Agreement ("Agreement") with an unrelated third party. The Agreement grants the Salomatkin & Partners the nonexclusive right to resell products supplied by the Company in the Moscow Region in Russia for one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward - Looking Statements
----------------------------
This Quarterly Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Products That Contribute to a Safe, Healthy Built Environment
-------------------------------------------------------------
Buildings should be healthy to live or work in and around, and product selection is a significant determinant of indoor environment quality. Green building products that help to ensure a healthily-built environment can be separated into several categories:

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

- Products that help control noise. Noise pollution both from indoor and outdoor sources adds to stress and discomfort. A wide range of products are available to help absorb noise and prevent it from spreading; masking it and even reducing it with sound-cancellation technologies.

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

  - Natural or minimally processed products. Products that are natural or minimally processed can be green because of low energy use and low risk of chemical releases during manufacture. These can include wood products, agricultural or non-agricultural plant products, and mineral products such as natural stone and slate shingles.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended March 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                              Six Months              Six Months
                                Ended                   Ended
                               March 31,              March 31,
                                 2009                    2008
                                 ----                    ----
Revenue                        $ 15,711                $      -
Operating Expenses             $ 14,726                $  3,808
Net Income (Loss)              $ (8,222)               $ (3,808)


Revenue
-------
We have generated $15,711 and $Nil in gross revenues during the six months ended March 31, 2009, and 2008, respectively, and incurred losses for the same periods of $8,222 and $3,808. Operating Costs and Expenses The major components of our expenses for the six-month periods ended March 31, 2009, and 2008 are outlined in the table below:
                                             Six Months         Six Months
                                               Ended              Ended
                                              March 31,         March 31,
                                                2009               2008
                                                ----               ----

   Accounting and audit fees                  $  7,500            $  1,500
   Depreciation                                    243                 143
   Filing fees                                   1,364                   -
   General and administrative - Other            2,176               1,056
   Legal fees                                      120                   -
   Rent                                          1,399                 467
   Travel and promotion                          1,924                 642
                                              --------            --------
                                              $ 14,726            $  3,808
                                              ========            ========

Operating Expenses
------------------
The increase of our operating costs for the six-month period ended March 31, 2009, compared to the same period in fiscal 2008, was due to the increase in general and administrative costs, accounting and audit fees, rent, travel expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated with the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------
Working Capital
---------------


                                            Six Months
                                              Ended           Year Ended
                                             March 31,       September 30,
                                               2009              2008
                                               ----              ----

    Current Assets                          $    30,811         $      858
    Current Liabilities                         (19,596)           (12,328)
                                            -----------         ----------
    Working Capital Deficiency              $    11,215         $  (11,470)
                                            ===========         ==========

Cash Flows
----------


                                                Six Months          Six Months
                                                  Ended               Ended
                                                 March 31,           March 31,
                                                   2009                2008
                                                   ----                ----

Cash provided by (used in) Operating Activities  $    (883)         $    (957)
Cash provided by (used in) Investing Activities     (2,136)                 -
Cash provided by (used in) Financing Activities     32,972              2,862
                                                 ----------         ----------
Net Increase (Decrease) in Cash                  $  29,953          $   1,905
                                                 ==========         ==========

As of March 31, 2009, we had total assets of $34,820 consisting of current assets of $30,811, property and equipment of $3,609 (Net) and other assets of $400. On the same date we had current liabilities totaling $19,596 consisting of trade accounts payable of $10,539, accrued liabilities of $1,500, deferred revenues of $1,330, and amounts due to related party of $6,227. As a result we had working capital of $11,215 as of March 31, 2009.

During the year ended September 30, 2008, the Company commenced a capital formation activity to file a Registration Statement on Form S-1 with the SEC to register a minimum of 4,000,000 shares, and a maximum of 50,000,000 shares of common stock, par value $0.001 per share, and raise up to $400,000 in proceeds from the sale of common stock at $0.008 per share in the public markets. On

October 14, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 50,000,000 shares of its common stock. The Registration Statement was declared effective by the SEC on October 28, 2008. After the effective date of the Registration Statement, the Company commenced the sale of the registered shares. In March 2009, the Company issued 4,100,000 shares of its common stock pursuant to this Registration Statement for total proceeds of $32,800.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating  Activities
----------------------------------
We used cash in operating activities in the amount of $883 during the six months ended March 31, 2009, and $957 during the same period in fiscal 2008. Cash used in operating activities was funded by cash from our sales and financing activities.

Cash Used In Investing Activities
---------------------------------
During the six months ended March 31, 2009, we used cash in the amount of $2,136 for the purchase of computer equipment. No cash was used in investing activities during the same period in fiscal 2008.

Cash from Financing Activities
------------------------------
To March 31, 2009, the Company has mostly funded its initial operations through the issuance of 9,100,000 shares of capital stock for proceeds of $37,800, loans from Directors in the amount of $6,227 and proceeds from sales in the amount of $15,711.

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

Going Concern
-------------
The unaudited financial statements for the six months ended March 31, 2009, included in this quarterly report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2009, our company has accumulated losses of $22,576 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended September 30, 2008, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

Subsequent Event
----------------
On April 16, 2009, Elevated Concepts, Inc. ("Elevated Concepts") entered into a nonexclusive Authorized Reseller Agreement (the "Agreement") with Salomatkin & Partners ("Salomatkin & Partners"). The Agreement grants Salomatkin & Partners the nonexclusive right to resell products supplied by Elevated Concepts in Moscow Region in Russia. The Agreement provides that Salomatkin & Partners will be responsible for the sale, marketing, pricing and reimbursement of the products in Russia.

The term of the Agreement begins on April 16, 2009 and runs until April 16, 2010 unless earlier terminated by written notice not less than thirty (30) days prior to the effective date of termination: (i) by either party as a result of a material breach or default under the agreement that remains uncured, (ii) as a result of bankruptcy, insolvency, reorganization, receivership or otherwise of either party, and (iii) on a product-by-product basis if the parties are unable to agree on a purchase price for a particular product.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

INDUSTRY RISK FACTORS
=====================

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

Many of our competitors are larger than us and have substantially greater resources and, as a result, may be able to adapt more quickly to changing market conditions and exploit new opportunities and supply their products more quickly and effectively than us. Many of these retailers have better name recognition among consumers and purchase significantly more merchandise from vendors.

Our dependence on independent manufacturers reduces our ability to control the quality, price and shipment of the products we re-sell, which could harm our sales, reputation and overall profitability.
--------------------------------------------------------------------------------
We will depend on independent contract manufacturers to maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accepted deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability. We will depend on third parties to transport and deliver the products we will re-sell. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our merchandise for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

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

COMPANY RISK FACTORS
====================

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 21, 2006, and we have realized $15,711 in revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on December 21, 2006, to March 31, 2009, is $22,576. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

We have filed a Registration Statement on the Form S-1 with the Securities and Exchange Commission to register minimum of 4,000,000 and maximum of 50,000,000 shares of common stock, which became effective on October 28, 2008. In March of 2009, we issued 4,100,000 shares of our common stock for total proceeds of $32,800 pursuant to this Registration Statement. Because our Directors now own 54.95% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------
Our Directors, Vasili Borisov and Nadezda Bulicheva, own 54.95% of the outstanding shares of our common stock as of the date of this quarterly report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all, or substantially all, of our assets. They will also have the power to prevent or cause a change in control. The interests of our Directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our Annual Report on Form 10-K for our fiscal period ending
September 30, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our Annual Report on Form 10-K for our fiscal period ending September 30, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our
Section 404 certifications could have a material adverse effect on our stock price.

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

RISK FACTORS RELATING TO OUR COMMON STOCK
=========================================

There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers' network; therefore, our investors may not be able to sell their shares.
--------------------------------------------------------------------------------
Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. As of the date of this Annual Report we have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for the Offering pursuant to the Registration Statement on the Form S-1 filed in October 2008 with the Securities and Exchange Commission, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

     -  variations in our quarterly operating results;
     - changes in general economic conditions and in the building materials and household supplies wholesale industry;
     - announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
     -  loss of a major customer, partner or joint venture participant; and
     -  addition or loss of key managerial and collaborative personnel.

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

You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of the date of this quarterly report and as of March 31, 2009, we had 9,100,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

Once publicly trading, the application of the "Penny Stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a "Penny Stock," for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:
--------------------------------------------------------------------------------

   - that a broker or dealer approve a person's account for transactions in penny stocks; and

   - that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

 Exhibit
  Number      Title of Document
  ------      -----------------
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

ELEVATED CONCEPTS, INC.

                    /s/ Vasili Borisov               /s/ Nadezda Bulicheva
                    -------------------------        ---------------------
                    Vasili Borisov                   Nadezda Bulicheva
                    President, Chief Executive       Chief Financial Officer,
                    Officer, and Director            Secretary Treasurer,
                    Dated: April 28, 2009            principal accounting
                                                     officer and Director
                                                     Dated: April 28, 2009