Form 10-K/A
period 2008-09-30
Elevated Concepts, Inc.
filed 2009-05-22
CIK 1446727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                (Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes[X] No [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             ELEVATED CONCEPTS, INC.

                                   FORM 10-K/A
                                (Amendment No.1)


                      FOR THE YEAR ENDED SEPTEMBER 30, 2008



                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part IV

Item 15. Exhibits............................................................4
Signatures...................................................................5

                             ELEVATED CONCEPTS, INC.

                                   FORM 10-K/A
                                (Amendment No.1)

                    FOR THE YEAR ENDED SEPTEMBER 30, 2008


                                Explanatory Note
                                ----------------

Elevated Concepts,Inc. is filing this Amendment No.1 on Form 10-K/A to amend the Registrant's status as a shell company based on results of operations for the reporting period and in accordance with Rule 12b-2 of the Exchange Act and to add Exhibit No.23.1 to the list of exhibits.


No other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, (the "Original 10-K") previously filed with the Securities and Exchange Commission on December 23, 2008, are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in our Original 10-K.



                                     PART IV

ITEM 15. EXHIBITS

(a)      The following exhibits are included as part of this report:

Exhibit
Number   Title of Document
------   --------------------------
  3.1    Articles of Incorporation*
  3.2    Bylaws*
 23.1    Consent of Independent Registered Public Accounting Firm
         Davis Accounting Group P.C.
 31.1    Sec.302 Certification of CEO
 31.2    Sec.302 Certification of CFO
 32.1    Sec.906 Certification of CEO
 32.2    Sec.906 Certification of CFO

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on October 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2009                         Elevated Concepts, Inc.


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


/s/ Vasili Borisov
-------------------------------
Vasili Borisov
President, Chief Executive
Officer, and Director
Dated: May 22, 2009

/s/ Nadezda Bulicheva
-----------------------------
Nadezda Bulicheva
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: May 22, 2009