Form 10-Q/A
period 2008-12-31
Elevated Concepts, Inc.
filed 2009-05-22
CIK 1446727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                             ELEVATED CONCEPTS, INC.

                                   FORM 10-Q/A
                                (Amendment No.1)


                     FOR THE QUARTER ENDED DECEMBER 31, 2008


                           PART II - OTHER INFORMATION


Item 6. Exhibits......................................................4

SIGNATURES............................................................5

                             ELEVATED CONCEPTS, INC.

                                   FORM 10-Q/A
                                (Amendment No.1)

                    FOR THE QUARTER ENDED DECEMBER 31, 2008


                                Explanatory Note
                                ----------------

Elevated Concepts,Inc. is filing this Amendment No.1 on Form 10-Q/A to amend the registrant's status as a shell company based on results of operations for the reporting period and in accordance with Rule 12b-2 of the Exchange Act.


No other items or disclosures in our Quarterly Report on Form 10-Q for the period ended December 31, 2008, (the "Original 10-Q") previously filed with the Securities and Exchange Commission on February 17, 2009, are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in our Original 10-Q.


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