Form 10-Q/A
period 2009-03-31
Elevated Concepts, Inc.
filed 2009-05-22
CIK 1446727

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

                             ELEVATED CONCEPTS, INC.

                                   FORM 10-Q/A
                                (Amendment No.1)

                       FOR THE QUARTER ENDED MARCH 31, 2009


                         PART II - OTHER INFORMATION


Item 6. Exhibits......................................................4

SIGNATURES............................................................5

                             ELEVATED CONCEPTS, INC.

                                   FORM 10-Q/A
                                (Amendment No.1)

                      FOR THE QUARTER ENDED MARCH 31, 2009



                                Explanatory Note
                                ----------------

Elevated Concepts,Inc. is filing this Amendment No.1 on Form 10-Q/A to amend the registrant's status as a shell company based on results of operations for the reporting period and in accordance with Rule 12b-2 of the Exchange Act.


No other items or disclosures in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, (the "Original 10-Q") previously filed with the Securities and Exchange Commission on April 28, 2009, are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in our Original 10-Q.


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

ELEVATED CONCEPTS, INC.

                    /s/ Vasili Borisov               /s/ Nadezda Bulicheva
                    -------------------------        ---------------------
                    Vasili Borisov                   Nadezda Bulicheva
                    President, Chief Executive       Chief Financial Officer,
                    Officer, and Director            Secretary Treasurer,
                    Dated: May 22, 2009              principal accounting
                                                     officer and Director
                                                     Dated: May 22, 2009