Form 10-Q
period 2009-06-30
Elevated Concepts, Inc.
filed 2009-08-07
CIK 1446727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,100,000 shares of $0.001 par value Common Stock outstanding as of August 7, 2009.

                                TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements                                                F-1
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                16
Item 3. Quantitative and Qualitative Disclosures About Market Risk           22
Item 4. Controls and Procedures                                              22

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                    22
Item 1A.Risk Factors                                                         22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          28
Item 3. Defaults Upon Senior Securities                                      28
Item 4. Submission of Matters to a Vote of Security Holders                  28
Item 5. Other Information                                                    28
Item 6. Exhibits                                                             29

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)




Interim Financial Statements-

   Balance Sheets as of June 30, 2009 and September 30, 2008................ F-2

   Statements of Operations for the Three and Nine Months Ended
     June 30, 2009, and 2008, and Cumulative from Inception..................F-3

   Statements of Cash Flows for the Nine Months Ended
     June 30, 2009, and 2008, and Cumulative from Inception..................F-4

   Notes to Interim Financial Statements June 30, 2009, and 2008.............F-5

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                   AS OF JUNE 30, 2009, AND SEPTEMBER 30, 2008
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                  June 30,       September 30,
                                                   2009              2008
                                                  --------       -------------
Current Assets:
 Cash and cash equivalent                        $   4,505        $       858
                                                 ---------        -----------
    Total current assets                             4,505                858
                                                 ---------        -----------

Property and Equipment:
 Computer equipment                                  4,212              2,076
 Less - Accumulated depreciation                      (813)              (360)
                                                 ---------        -----------
    Net property and equipment                       3,399              1,716
                                                 ---------        -----------

Other Assets:
 Security deposit                                        -                400
                                                 ---------        -----------
    Total other assets                                   -                400
                                                 ---------        -----------
Total Assets                                     $   7,904        $     2,974
                                                 =========        ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------
Current Liabilities:
 Accounts payable  - Trade                       $  15,962        $     3,273
 Accrued liabilities                                 1,500              3,000
 Deferred revenues                                   1,330                  -
 Due to related party - Director and stockholder     6,227              6,055
                                                 ---------        -----------
    Total current liabilities                       25,019             12,328
                                                 ---------        -----------
    Total liabilities                               25,019             12,328
                                                 ---------        -----------

Commitments and Contingencies

Stockholders' (Deficit):
  Common stock, par value $0.001 per share,
   75,000,000 shares authorized; 9,100,000
   and 5,000,000 shares issued and  outstanding
   in 2009 and 2008, respectively                    9,100              5,000
  Additional paid-in capital                        28,700                  -
(Deficit) accumulated during the development stage (54,915)           (14,354)
                                                  --------        -----------
    Total stockholders' (deficit)                  (17,115)            (9,354)
                                                  --------        -----------

Total Liabilities and Stockholders' (Deficit)    $   7,904        $     2,974
                                                 =========        ===========


             The accompanying notes to the financial statements are
                    an integral part of these balance sheets.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009, AND 2008, AND
       CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006) THROUGH JUNE 30, 2009
                                   (Unaudited)



                                             Three Months Ended           Nine Months Ended
                                                   June 30,                    June 30,          Cumulative
                                           -----------------------    -----------------------      From
                                              2009         2008          2009          2008      Inception
                                           ---------     ---------    ----------    ---------   ----------
Net Sales                                  $       -     $       -    $   15,711    $       -   $   15,711
Cost of Goods Sold                                 -             -         9,207            -        9,207
                                           ---------     ---------    ----------    ---------   ----------
Gross Profit                                       -             -         6,504            -        6,504
                                           ---------     ---------    ----------    ---------   ----------

Expenses:
  Accounting and audit fees                    3,000             -        10,500        1,500       19,500
  General and administrative - Other          14,310             -        16,486        1,056       18,035
  Consulting                                  13,500             -        13,500            -       13,500
  Travel and promotion                           647           238         2,571          880        3,743
  Rent                                           672             -         2,071          467        3,449
  Filing fees                                      -             -         1,364            -        1,364
  Depreciation                                   210           104           453          247          813
  Legal fees                                       -             -           120            -          640
  Organization costs                               -             -             -            -          375
                                           ---------     ---------    ----------    ---------   ----------
  Total general and administrative expenses   32,339           342        47,065        4,150       61,419
                                           ---------     ---------    ----------    ---------   ----------
(Loss) from Operations                       (32,339)         (342)      (40,561)      (4,150)     (54,915)

Provision for Income Taxes                         -             -             -            -            -
                                           ---------     ---------    ----------    ---------   ----------
Net (Loss)                                 $ (32,339)    $    (342)   $  (40,561)   $  (4,150)  $  (54,915)
                                           =========     =========    ==========    =========   ==========

(Loss) Per Common Share:
  (Loss) per common share -
   Basic and Diluted                       $   (0.00)    $   (0.00)   $    (0.01)   $   (0.05)
                                           =========     =========    ==========    =========

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted          9,100,000       247,253     6,656,319       82,117
                                           =========     =========    ==========    =========




             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE NINE MONTHS ENDED JUNE 30, 2009, AND 2008, AND
       CUMULATIVE FROM INCEPTION (DECEMBER 21, 2006) THROUGH JUNE 30, 2009
                                   (Unaudited)

                                                       Nine Months Ended
                                                            June 30,             Cumulative
                                                   -------------------------        From
                                                      2009           2008         Inception
                                                   -------------------------    -----------
Operating Activities:
 Net (loss)                                        $  (40,561)    $  (4,150)    $  (54,915)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Depreciation                                          453           247            813
    Changes in net assets and liabilities:
     Accounts receivable - Trade                            -             -              -
     Security deposit                                     400          (400)             -
     Accounts payable - Trade                          12,689         1,846         15,962
     Accrued liabilities                               (1,500)        1,500          1,500
     Deferred revenues                                  1,330             -          1,330
                                                   ----------     ---------     ----------
Net Cash (Used in) Operating Activities               (27,189)         (957)       (35,310)
                                                   ----------     ---------     ----------

Investing Activities:
 Purchase of computer equipment                        (2,136)       (1,905)        (4,212)
                                                   ----------     ---------     ----------
Net Cash (Used in) Investing Activities                (2,136)       (1,905)        (4,212)
                                                   ----------     ---------     ----------

Financing Activities:
 Proceeds from issuance of common stock                32,800         5,000         37,800
 Proceeds from Director and stockholder                   172         2,862          6,227
                                                   ----------     ---------     ----------
Net Cash Provided by Financing Activities              32,972         7,862         44,027
                                                   ----------     ---------     ----------
Net Increase in Cash and Equivalent                     3,647         5,000          4,505

Cash and Cash Equivalent - Beginning of Period            858             -              -
                                                   ----------     ---------     ----------
Cash and Cash Equivalent - End of Period           $    4,505     $   5,000     $    4,505
                                                   ==========     =========     ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:

        Interest                                   $        -     $       -     $        -
                                                   ==========     =========     ==========
        Income taxes                               $        -     $       -     $        -
                                                   ==========     =========     ==========



             The accompanying notes to the financial statements are
                      an integral part of these statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)



1)  Summary of Significant Accounting Policies

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

  Unaudited Interim Financial Statements
  --------------------------------------
The interim financial statements of Elevated Concepts, Inc. as of June 30, 2009, and September 30, 2008, and for the three and nine months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, and September 30, 2008, and the results of its operations and its cash flows for the three and nine months ended June 30, 2009 and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending September 30, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of September 30, 2008, filed with the SEC in its Annual Report on Form 10-K for additional information, including significant accounting policies.

  Cash and Cash Equivalents
  -------------------------
For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

  Accounts Receivable
  -------------------
Trade accounts receivable are recorded at the time of shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Elevated Concepts may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of June 30, 2009, and September 30, 2008, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


  Revenue Recognition
  -------------------
The Company is in the development stage and has realized limited revenues from operations. Revenues are recognized when the sale and/or distribution of building materials is complete, risk of loss and title to the building materials have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales are comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

  Deferred Revenues
  -----------------
Prepayments from customers for merchandise that has not yet been shipped are recognized as deferred revenues in the accompanying financial statements.

  Loss per Common Share
  ---------------------
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended June 30, 2009, and 2008.

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

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


  Fair Value of Financial Instruments
  -----------------------------------
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Elevated Concepts could realize in a current market exchange. As of June 30, 2009, and September 30, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.


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

                  Computer equipment           5 years

  Impairment of Long-lived Assets
  -------------------------------
Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets," which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the three and nine months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

  Advertising and Promotion
  -------------------------
The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the three and nine months ended June 30, 2009, and 2008.

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

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


  Lease Obligations
  -----------------
All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease if shorter.

  Estimates
  ---------
The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and September 30, 2008, and revenues and expenses for the three and nine months ended June 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has minimal operations. The business plan of Elevated Concepts is to engage in the sale and distribution of environmentally friendly building materials.

During the period from inception (December 21, 2006) through June 30, 2009, the Company was incorporated, received initial working capital through a loan from a Director and officer, and commenced limited operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. As of June 30, 2009, the Company had a working capital deficiency of $20,514 and an accumulated deficit during the development stage of $54,915. The Company has not established any source of sufficient revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These and other factors raise substantial doubt about Elevated Concepts' ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The management of the Company plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

(3)  Loan from Director and Officer

As of June 30, 2009, and September 30, 2008, loans from an individual who is a Director and officer of the Company amounted to $6,227, and $6,055, respectively. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


(4)  Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share. No other classes of stock are authorized. As of June 30, 2009, the Company had not granted any stock options or recorded any stock-based compensation.

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

(5)  Income Taxes

The provision (benefit) for income taxes for the nine months ended June 30, 2009, and 2008, were as follows (assuming a 15% effective tax rate):


                                          Nine Months Ended
                                             June 30,
                                       2009             2008
                                   ------------      ----------

Current Tax Provision:
  Federal-
  Taxable income                   $         -       $        -
                                   ------------      -----------
    Total current tax provision    $         -       $        -
                                   ============      ===========
Deferred Tax Provision:
  Federal-
   Loss carryforwards              $     6,084       $      623
   Change in valuation allowance        (6,084)            (623)
                                   ------------      -----------
    Total deferred tax provision   $         -       $        -
                                   ============      ===========

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


Elevated Concepts had deferred income tax assets as of June 30, 2009, and September 30, 2008, as follows:

                                        As of           As of
                                       June 30,     September 30,
                                         2009           2008
                                    -------------   -----------

   Loss carryforwards               $       8,237   $     2,153
   Less - Valuation allowance              (8,237)       (2,153)
                                    -------------   -----------

     Total net deferred tax assets  $           -   $         -
                                    =============   ===========


The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, and September 30, 2008, the Company had approximately $54,915 and $14,354, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6)  Related Party Transactions

As described in Note 3, as of June 30, 2009, and September 30, 2008, Elevated Concepts owed $6,227 and $6,055, respectively, to an individual who is a Director and officer of the Company.

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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


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

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)



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

                            ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)


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

On May 22,  2009,  the FASB  issued  FASB  Statement  No.  164,  "Not-for-Profit
Entities: Mergers and Acquisitions" ("SFAS No. 164"). Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

   a.    Determines whether a combination is a merger for an acquisition.
   b.    Applies the carryover method in accounting for a merger.
   c. Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
   d. Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of Elevated Concepts does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, "Subsequent Events" ("SFAS No. 165"). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

   1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
   2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

                             ELEVATED CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2009, AND 2008
                                   (Unaudited)

   3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of Elevated Concepts does not expect the adoption of this pronouncement to have material impact on its financial statements.

(9) Subsequent Events

Subsequent to June 30, 2009, the President of the Company provided a $12,000 loan for working capital purposes. The loan is payable on demand, unsecured, and bears interest at 6 percent per annum.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine-month period ended June 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                             Nine Months            Nine Months
                               Ended                   Ended
                              June 30,                June 30,
                                2009                    2008
                                ----                    ----
Net Sales                     $   15,711              $       -
Operating Expenses            $   47,065              $   4,150
Net (Loss)                    $  (40,561)             $  (4,150)

Revenues
-------
We have generated $15,711 and $Nil in net sales during the nine months ended June 30, 2009, and 2008, respectively, and incurred losses for the same periods of $40,561 and $4,150.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the nine-month periods ended June 30, 2009, and 2008 are outlined in the table below:

                                          Nine Months       Nine Months
                                            Ended             Ended
                                           June 30,          June 30,
                                             2009              2008
                                             ----              ----

   Accounting and audit fees               $   10,500        $  1,500
   Consulting                                  13,500               -
   General and administrative - Other          16,486           1,056
   Rent                                         2,071             467
   Travel and promotion                         2,571             880
   Other                                        1,937             247
                                           ----------       ---------
                                           $   47,065       $   4,150
                                           ==========       =========
Operating Expenses
------------------
The increase of our operating costs for the nine-month period ended June 30, 2009, compared to the same period in fiscal 2008, was due to the increase in general and administrative costs, accounting and audit fees, rent, travel expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated with the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------
Working Capital
---------------

                                            As of              As of
                                           June 30,         September 30,
                                             2009               2008
                                             ----               ----

Current Assets                            $   4,505           $     858
Current Liabilities                         (25,019)            (12,328)
                                          ---------           ---------
Working Capital (Deficiency)              $ (20,514)          $ (11,470)
                                          =========           =========

Cash Flows
----------
                                                   Nine Months     Nine Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                      2009             2008
                                                      ----             ----

Cash provided by (used in) Operating Activities    $  (27,189)     $    (957)
Cash provided by (used in) Investing Activities        (2,136)        (1,905)
Cash provided by (used in) Financing Activities        32,972          7,862
                                                   ----------      ---------
Net Increase in Cash                               $    3,647      $   5,000
                                                   ==========      =========

As of June 30, 2009, we had total assets of $7,904 consisting of current assets of $4,505 and property and equipment of $3,399 (Net). On the same date we had current liabilities totaling $25,019 consisting of trade accounts payable of $15,962, accrued liabilities of $1,500, deferred revenues of $1,330, and amounts due to related party of $6,227. As a result we had working capital deficiency of $20,514 as of June 30, 2009.

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

Cash Used In Operating  Activities
----------------------------------
We used cash in operating activities in the amount of $27,189 during the nine months ended June 30, 2009, and $957 during the same period in fiscal 2008. Cash used in operating activities was funded by cash from our sales and financing activities.

Cash Used In Investing Activities
---------------------------------
During the nine months ended June 30, 2009, and 2008 we used cash in the amount of $2,136 and $1,905 respectively for the purchase of computer equipment.

Cash from Financing Activities
------------------------------
To June 30, 2009, the Company has mostly funded its initial operations through the issuance of 9,100,000 shares of capital stock for proceeds of $37,800, loans from Directors in the amount of $6,227 and proceeds from sales in the amount of $15,711. Subsequent to June 30, 2009, the President of the Company provided an additional $12,000 loan for working capital purposes.

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

Going Concern
-------------
The unaudited financial statements for the nine months ended June 30, 2009, included in this quarterly report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2009, our company has accumulated losses of $54,915 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

Commitments
-----------
         On April 16, 2009, Elevated Concepts, Inc. ("Elevated Concepts") entered into a nonexclusive Authorized Reseller Agreement (the "Agreement") with Salomatkin & Partners ("Salomatkin & Partners"). The Agreement grants Salomatkin & Partners the nonexclusive right to resell products supplied by Elevated Concepts in Moscow Region in Russia. The Agreement provides that Salomatkin & Partners will be responsible for the sale, marketing, pricing and reimbursement of the products in Russia.

The term of the Agreement begins on April 16,2009, and runs until April 16,2010, unless earlier terminated by written notice not less than thirty (30) days prior to the effective date of termination: (i) by either party as a result of a material breach or default under the agreement that remains uncured, (ii) as a result of bankruptcy, insolvency, reorganization, receivership or otherwise of either party, and (iii) on a product-by-product basis if the parties are unable to agree on a purchase price for a particular product.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPANY RISK FACTORS
====================

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------
We were incorporated on December 21, 2006, and we have realized $15,711 in revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on December 21, 2006, to June 30, 2009, is $54,915. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

RISK FACTORS RELATING TO OUR COMMON STOCK
=========================================

If a market for our common stock does not develop, shareholders may be unable to sell their shares.
--------------------------------------------------------------------------------
As of August 7, 2009, our common stock was quoted on the NASD over the counter bulletin board under the symbol ELVT. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

If a market for our common stock develops, our stock prices may be volatile.
----------------------------------------------------------------------------
If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the environmentally friendly building materials industry.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Penny stock regulations may impose certain restrictions on marketability of our stock.
--------------------------------------------------------------------------------
The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

You could be diluted from our future issuance of capital stock and derivative securities.
--------------------------------------------------------------------------------
As of the date of this quarterly report and as of June 30, 2009, we had 9,100,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number      Title of Document
-------     -----------------
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

ELEVATED CONCEPTS, INC.

                /s/ Vasili Borisov            /s/ Nadezda Bulicheva
                --------------------------    ----------------------------
                Vasili Borisov                Nadezda Bulicheva
                President, Chief Executive    Chief Financial Officer, Secretary
                Officer, and Director         Treasurer, principal accounting
                Dated: August 7, 2009         officer and Director
                                              Dated: August 7, 2009