Form 10-K
period 2009-09-30
Bloggerwave, Inc.
filed 2010-01-14
CIK 1446727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ______

 (Exact name of registrant as specified in its charter)

Nevada	333-154221	26-3126279
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
Humlebaek Strandvej 21 DK-3050 Humlebaek Denmark
(Address of principal executive offices)
(45) 5040 1749
(Registrant’s Telephone Number)

Elevated Concepts, Inc.
5 Revere Drive, Suite 200
Northbrook, IL 60062
(Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of common stock held by non-affiliates of the Registrant on December 30, 2009, based on the closing price on that date is Nil. The Registrant securities were initially listed on the Over the Counter Bulletin Board for trading on July 14, 2009, and since such time there has been no reported trades of the Company's common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

The number of shares of common stock outstanding as of January 11, 2010, was 12,100,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

BLOGGERWAVE, INC.

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to the "Registrant," “Company,” “we,” “us” and “our” are references to Bloggerwave, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Item 1.    Description of Business

We were incorporated in the State of Nevada on December 21, 2006, under the name Elevated Concepts, Inc. On November 19, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State changing our name to Bloggerwave Inc.

From inception through September 9, 2009, our business model was to export and sell green,  eco-friendly,  biodegradable,  non-toxic  household  products and building materials used in housing  construction  and home  renovation  in the emerging  markets of Russia,  Ukraine  and other  Eastern  European  countries  from  North  American manufacturers. We planned to start with sale and distribution of constructions and household  materials which will be used in "green  development"  projects in the suburban areas of Moscow, Russia.

However, on September 9, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS, a company incorporated under the laws of Denmark (“Bloggerwave”). Per the terms of the Merger Agreement, Bloggerwave would survive the merger as a wholly owned operating subsidiary of the Registrant. In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave (the “Bloggerwave Shareholders”) on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholders; and (ii) issued 3,000,000 shares of its common stock to the management of Bloggerwave (the “Bloggerwave Management”).
As a result of the Merger Agreement, the Registrant changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

Following the closing of the Merger Agreement, Bloggerwave Inc., a Danish corporation, is now a wholly operating owned subsidiary of the Registrant.

Overview

Savvy consumers are increasingly distrustful of traditional modes of advertising, and are turning in ever-growing numbers to the Internet to seek unbiased opinions for product and service reviews. In this marketing environment where consumers increasingly turn to each other for advice and recommendations for new products, tapping into the millions of independent bloggers worldwide is the crucial next step for any company seeking to reach its desired market.

Bloggerwave’s innovative business model connects corporate clients directly with thousands of pre-approved bloggers around the globe, giving the bloggers the opportunity to write about and “review” specific products or services and include a link to the company’s website. Once a company is blogged about, it increases its Internet buzz, credibility, site hits, ranking on search engines –and ultimately, its bottom line.

Bloggerwave also delivers something no other form of advertising can: credibility. Blogs are seen as independent, so readers’ defenses are down –a blog review is not perceived as blatant advertising, but as an unbiased opinion from a trusted blogger with a loyal, regular following. A blogger’s promotion of a company is the best credibility possible. Bloggerwave gives companies the key to gaining this credibility on the Internet.

Bloggerwave is the leading business of its kind within Europe.

Mission

Bloggerwave helps its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

The Company already has over 27,000 registered bloggers, and has served many big-name corporate clients.

Bloggerwave intends to maintain its leadership position mission in Europe, and expand into markets in Asia and the U.S.

History

Bloggerwave is a young, dynamic European company founded by two entrepreneurs in Humlebaek, Denmark.

The business rationale behind Bloggerwave was based on an emerging trend on the Internet: the meteoric rise and power of social media (blogs, online communities and networks such as MySpace and Facebook). The founders, Thomsen and Lemmeke saw these emerging forms of media as new, unchartered platforms for lucrative advertising opportunities. Not blatant or obtrusive advertising in the form of flashing or moving banner ads, but advertising via subtle promotion within the media themselves. They had the idea to incentive bloggers with wide readerships to review, try out, or promote certain products or services, writing about them on their blogs. In the Information Age where people are inundated and growing weary and distrustful of advertising, consumers are increasingly turning to their peers on the internet for honest product reviews or opinions. The Bloggerwave business model capitalizes on this paradigm shift in consumer focus, and targets the blogs (or consumer peers) directly for marketing opportunities.

Paying bloggers to write independently about a company’s products or services is the ultimate publicity strategy. Blogs are seen as independent, so readers’ defenses are down –a blog review is not perceived as blatant advertising, but as an unbiased opinion from a trusted blogger with a loyal, regular following. A blogger’s promotion of a company is the best credibility possible. Bloggerwave gives companies the key to gaining this credibility on the Internet.

Getting bloggers to write about a company increases its search engine ranking (“Search Engine Optimization”) and Internet presence in general. It is the latest and most innovative approach to advertorial advertising in an environment where consumers spend more and more hours online and increasingly turn to the Internet for consumer guidance.

Model

Bloggerwave has developed an innovative yet straight-forward business model that helps companies spread Internet buzz about their products, brands, and services. Marketers realize that blogs are gathering large, loyal and youthful followings. Bloggerwave is the key for companies wishing to access these markets.

Bloggerwave for Corporations – How it Works

1.	Corporate clients sign an agreement with Bloggerwave

2.	They log on to a secure system and post advertorial assignments for a pre-approved pool of thousands of registered bloggers worldwide

3.	Registered bloggers review the assignments for various products and services, and select relevant products or services to write about on their blogs

4.	Bloggerwave reviews blog postings to ensure they are in accordance with client guidelines, and approves appropriate postings

5.	Blogs remain published on the World Wide Web and remain for at least 30 days, but in most cases, the postings are indefinite

6.	All blogger postings are ranked by search engines and syndicated via RSS

7.	Clients pay a fee per posting. Bloggerwave pays the bloggers

8.	Clients are able to regularly review the progress of their blogging campaigns

All postings are unique and are visible for at least 30 days, although in practice most postings will actually reside on the blog forever. Every blogger writes from his/her perspective. And thanks to comments from the readers, clients are able to follow their product or service is perceived very closely.

Client assignments are shown on a virtual notice board for all registered bloggers to see. Guidelines state exactly what the company wants to achieve, including if certain photos, descriptions, and links are required. Furthermore, a personal Bloggerwave team assists clients in writing the core copy and choosing which type of blog is best suited for the job.

Bloggerwave approves all assignments. Once an assignment is approved and posted on the Internet, Bloggerwave debits the client’s account. Bloggerwave pays the bloggers.

A dynamic tracking link will shows clients how their message is spreading across the internet. Every time they access their Bloggerwave account, they can view vital statistical information about how their message is spreading around the Internet.

Bloggerwave for Bloggers:

More and more people have their own blog. And it’s expanding with close to 200,000 new blogs being created every day.

Bloggers are increasingly looking for ways to earn money blogging. Posting ads, affiliate links and paid postings are potential revenue streams for bloggers.

By registering with Bloggerwave, bloggers gain access to a plethora of paid posting opportunities. Bloggers review potential assignments and select those that are relevant for their blogs and their unique ‘voice’ on the Internet. For example, a technology blogger would be more inclined to review and promote a new cell phone rather than a new cosmetic fragrance.

Once bloggers have written a post, Bloggerwave checks the links and assesses the work. The post is then either approved or rejected, and if it is approved, the blogger is paid for the post.

Bloggerwave has a diverse group of clients, from individuals to corporate clients.

The Market for Bloggerwave

Social Media Optimization

Bloggerwave is at the forefront of a developing industry: Social Media Optimization (SMO). Companies, looking for new ways to reach their target markets, have realized that the best way to access the hearts and minds of their customers is by reaching out through social media (blogs, online communities, online social networks, etc.) Progressive companies “in the know” are now accessing their markets through viral marketing campaigns on YouTube, MySpace, Facebook, and Twitter. Commercial blogging is a logical extension of this.

Paying bloggers to write independently about a company’s products or services is the ultimate publicity strategy. Blogs are seen as independent, so readers’ defenses are down –a blog review is not perceived as blatant advertising, but as an unbiased opinion from a trusted blogger with a loyal, regular following. A blogger’s promotion of a company is the best credibility possible. Bloggerwave gives companies the key to gaining this credibility on the Internet.
Social Media Optimization has become an integral part of Online Reputation Management or Search Engine Reputation Management –strategies all organizations must now engage in if they care about their online presence and reputation.

Getting bloggers to write about a company increases its search engine ranking and Internet presence in general. It is the latest and most innovative way to market oneself, as consumers spend more and more hours online and increasingly turn to the Internet for consumer guidance.

Furthermore, smart businesses are leveraging Social Media Optimization for more than just marketing. Used strategically, SMO can help a company with product and service development, brand building, customer satisfaction and relations, business development and more. Bloggerwave enables companies to track how their message is spreading around the Internet, including consumer reactions. Bloggerwave offers clients the crucial component to any successful marketing campaign.

As Social Media Grows, so too does Social Media Optimization. Social Media Optimization influences brand awareness, reputation, improves search engine ranking, enhances traffic for desired website, generate leads, and improves internal communication and online sales very effectively.

 Why Corporations are Increasingly Using SMO

1.	Its where the consumers are

No matter how non-technical customers are - social media impacts their consumption decisions. Social media’s impact on traditional media is increasing on a daily basis. Newspapers, television, and radio, are realizing that certain networks are sometimes even faster than the AP newswire. This impacts which news is presented in a traditional sense. The geeks, webmasters, the trendsetters, and other folks who are on the bleeding edge are now watching social media outlets and republishing to the channels that customers are consuming from.

2.	SMO increases ROI

Social Media Optimization has resulted in positive ROI that is compelling the Companies to invest more in SMO.

It has been observed that Companies with higher level of Social Media activity increased their sale considerably, while the least active ones saw a drop in sales. The Economic Intelligence Unit claims that 80% of companies out there believe that social media or has the potential to increase company revenue.

3.	The competition is doing it

Some of the projected sites of Twitter reveal that Social Media Optimization has some 100 million and will increase to 350 million users by 2011, a whopping 25% increase in activity in just one year. Internet is a vast communication device, and marketers are taking notice: 25 million users are already using this media as marketing technique.

In a March 2009 Forrester Research survey of a sample of 203 US companies pursuing online marketing, 40% currently use SMO, 55% plan on using it within the next 12 months, and 65% plan on using it in more than 12 months from now. In a few years almost all companies will be optimizing Social Media, for companies who wish to remain ahead of the curve, the time to invest in SMO is now.

4.	More Social = More Search
More Search = More Customers
More customers = More business

The web is more de-centralized than ever. After consumers do their initial searches through the Google, they start looking for communities of likeminded people. The best customers are the ones that are passionate and want to have a conversation about companies, their products, or something related. Companies need to be in these communities.

5.	Websites are irrelevant without traffic

Companies can have the most beautiful website in the world, but without traffic, it is useless. Social Media Optimization can drive already-engaged and curious customers to company websites.

SMO –The Rising Numbers

Forrester Research says the bottom line is that social media and mobile marketing will be the hottest trend in online marketing.

SMO marketing is a relatively new field that is closely associated with SEO marketing (engaging in strategies that ensure a company’s name turns up high on search engines). Businesses that engage in SEO are earning revenues in the $5 million USD range. SMO marketing is considered the ”next generation” of SEO marketing. The following pages charts list the top performing SEO marketing companies in the US and the UK. As SMO is so new, no such equivalent market data yet exists.

Top 5 US SEO Companies:

Best Search Engine Optimization Companies - October 2009

EXCELLENT | VERY GOOD | GOOD | UPWARD TREND | DOWNWARD TREND | NC NO CHANGE

RANK	COMPANY NAME	YEAR FOUNDED	REVENUE	FULLTIME EMPLOYEES	ACTIVE CLIENTS	CLIENT RETENTION RATE	PRICING (L,M,H)	CLIENTS	Overall Score (0–100; G, VG, E)	Needs Analysis	Keyword Analysis	On Page Optimization	Off Page Optimization	Reporting Methods	Change in Rank	
1	**Increase Visibility Inc.** California, USA James A. Lisi	2003	Over $5 million	26 - 50	300+	96%	L	Quick Step, IGE, Royal Wolf, VitalStream	100%	Excellent	Excellent	Excellent	Excellent	Excellent	NC	More Info
2	**WebiMax** New Jersey, USA Kenneth C. Wisnefski	2008	$3 million - $4,999,999	26 - 50	60	98%	M	Go Big Network, US Data Corporation, Davids Bridal	97%	Excellent	Excellent	Very Good	Excellent	Excellent	NC	More Info
3	**SEOP** California, USA Rhonda Spears	2000	Over $5 million	Above 100	500+	96%	M	TVG, Siemens, Vibe	96%	Excellent	Very Good	Excellent	Excellent	Excellent	NC	More Info
4	**Intrapromote LLC.** Ohio, USA Sean Bolton	1999	Over $5 million	26 - 50	75	95%	M	HSBC, Fisher-Price, Honda, Cleveland Clinic	93%	Excellent	Excellent	Excellent	Excellent	Very Good	NC	More Info
5	**ArteWorks SEO** Texas, USA Matt Foster	1995	$1 million - $2,999,999	11 - 25	30	98%	M	All Star Directories, Red McCombs Media, Texas Association for the Education of Young Children, Bullion Direct	91%	Excellent	Excellent	Very Good	Excellent	Excellent	NC	More Info

Top 5 SEO UK Companies:

Best Search Engine Optimization Companies in United Kingdom - October 2009

EXCELLENT · VERY GOOD · GOOD · UPWARD TREND · DOWNWARD TREND · NC NO CHANGE

RANK	COMPANY NAME	YEAR FOUNDED	REVENUE	FULLTIME EMPLOYEES	ACTIVE CLIENTS	CLIENT RETENTION RATE	PRICING (L,M,H)	CLIENTS	Overall Score (0–100; G, VG, E)	Needs Analysis	Keyword Analysis	On Page Optimization	Off Page Optimization	Reporting Methods	Change in Rank	
1	**SEO Consult** United Kingdom Matt Bullas	2004	Over £5 million	51 - 100	250+	90%	M	Mazuma Mobile, JJB Sports, EUKHost, Colgate Palmolive	100%	Excellent	Excellent	Excellent	Excellent	Excellent	NC	More Info
2	**Weblinx Limited** Nelson, United Kingdom Craig Upton	2004	£1 million - £2,999,999	11 - 25	200+	90%	M	Sleep Pro, Ever Edge, Best4Balls, International Air Charter	97%	Very Good	Excellent	Very Good	Excellent	Excellent	NC	More Info
3	**Just Search** United Kingdom Neil walker	2003	Over £5 million	51 - 100	680	92%	M	Carillion PLC, Sports Direct, Fragrance Direct, Ultralase	96%	Excellent	Excellent	Excellent	Very Good	Very Good	NC	More Info
4	**High Position Limited** United Kingdom Shaun Parker	1995	£3 million - £4,999,999	26 - 50	200	80%	M	Sony, Keith Prowse, Cooper BMW, Budget Rent a Car	93%	Excellent	Very Good	Excellent	Excellent	Very Good	NC	More Info
5	**Smart Traffic Ltd** United Kingdom Ben Neve	2006	£1 million - £2,999,999	Above 100	1000+	85%	M	Therapy Clothing, Student Computers, USB Factory	91%	Very Good	Excellent	Excellent	Excellent	Very Good	NC	More Info

Competitive Analysis

Bloggerwave, only two years old, and despite fierce competition in this new evolving market, has already managed to beat out all of its European-based competition, and has landed multi-national, big-name blogging campaigns. The Company has single-handedly propelled itself into the stratosphere of the world’s top Sponsored Blog Post companies.

Below is a list of Bloggerwave’s toughest International Competition, all of which are U.S.-based.

1. PayPerPost                                       www.PayPerPost.com

2. ReviewMe                                          www.reviewme.com

3. SponsoredReviews                           www.sponsoredreviews.com

4. Blogsvertise                                      www.blogvertise.com

5. Smorty                                                www.smorty.com

6. PayU2Blog                                         www.payu2blog.com

Bloggerwave’s Competitive Advantage

Bloggerwave sets itself apart from the competition in the following ways:

European Market Leader

Bloggerwave’s competition is all U.S.-based, giving it the unique advantage of international perspective, and direct advertising access to international markets.

Multilingual

Bloggerwave has English, Danish, Swedish, and German websites. Advertisers can reach all four linguistic markets with one advertising assignment.

Personalized Services

Each client is assigned a personal Bloggerwave team that assists them in writing their core advertising copy and provides input into which blogs are the best fit for the assignment. The team reviews all blog postings to ensure that they are in accordance with client guidelines, and then approves them on behalf of the client.

Unique Tracking Feature and Campaign Reports

Clients can regularly log on to Bloggerwave to view the progress of their blogging campaigns. Bloggerwave provides clients with a comprehensive report upon completion of the blogging campaign.

Advertising and Market Research in One

Clients can receive instant consumer feedback by following their blogging campaigns, as blog readers often post ‘reader comments’ on blog product reviews.

Marketing Strategy

Mission: To attract and maintain more advertisers

Marketing objectives:
•	Revenue growth
•	Increase advertisers by 40% each year
•	Increase repeat customers by 50% each quarter
•	Create and promote Bloggerwave brand recognition
•	Penetrate markets in US and Asia

Keys to success:
•	Exceed client expectations, emphasize personalized service and support
•	Build and maintain personal relationships with Advertisers
•	Tailor-made campaigns and comprehensive, flexible services
•	Attract more first-time clients and provide them with enough value to convert them into repeat customers

Target markets: Corporate Advertising

Positioning: Bloggerwave has already positioned itself as the premier corporate blogging company in Europe. The company’s intent is to maintain and bolster this status, as well as build its reputation in U.S. and Asia.

Typical clients include large multinational firms that seek to bolster their public image on the Internet, educate consumers about their products, and drive sales.

Bloggerwave’s unique selling point is its personalized and tailor-made campaigns for our advertisers.

Strategy

Bloggerwave will use a combination of targeted advertising, networking, Internet Marketing and press coverage to generate visibility and communicate the message that it is the premier business of its kind, offering custom, personalized services to its corporate clients.

•	Advertising will be done in industry-specific journals

•	Face-to face networking activities will be particularly effective by leveraging existing relationships and contacts.

•	To continue attracting bloggers, Bloggerwave uses Google Ad words and blogging campaigns

•	Bloggerwave gained many of its initial clients through networking, referrals and cold calls; it will continue this practice

•	Bloggerwave regularly informs the media of its unique business model to generate press coverage and “buzz”

•	Internet marketing ― as an expert in the industry, Bloggerwave already engages in various Internet marketing strategies such as blogging campaigns and SEO.

•	Strategic partnerships are fundamental in the world of Internet commerce. Bloggerwave’s strategic alliances will help increase brand equity, reduce marketing expenses, and reduce the time-to-market.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Employees

As of December 2, 2009, we employed 2 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.bloggerwave.com, as soon as reasonably practicable after filing with the SEC.

*The information on the websites listed above, is not and should not be considered part of this Report and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

Government Regulation

We are not currently subject to federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to our business model. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES

We do not own any real estate. Our principal executive office is located at Humlebaek Strandvej 21, DK-3050 Humlebaek, Denmark. Our telephone number is (45) 5040-1749. We rent, on a monthly basis, approximately 300 square feet of office space for USD 1,500 per month. The space we lease is utilized for offices purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2009.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since July 14, 2009 under the symbol “ELVT.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009	High	Low
Third Quarter	NIL	NIL
Fourth Quarter	NIL	NIL

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of September 30, 2009, there were 17 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended September 30, 2009, those set forth elsewhere in this Report, and those filed on Form 8-Ks subsequent to September 30, 2009, and through the date of this Report.

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements that result in revenue.  We may have to seek out additional equity financing to provide for the capital required to continue to implement our operations. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s functional currency is the Danish Krone (DKK) however certain transactions are denominated in United States Dollars or other currencies. Our financial statements are translated to United States Dollars for reporting purposes. Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

For the Fiscal Years Ended September 30, 2009, and September 30, 2008

During fiscal year ended September 30, 2009, and September 30, 2008, we generated revenues of $87,034 and $0 respectively, our cost of revenues amounted to $12,085 and $0, respectively, and our gross profit was $74,949 and $0, respectively.   The increase in revenues, cost of revenues, and gross profit are all attributable to the twelve months ended September 30, 2009, being our first full year of operations whereas we were still getting organized by September 30, 2008.

During the fiscal year ended September 30, 2009, we incurred general and administrative expenses in the aggregate amount of $179,177 compared to $10,823 incurred during fiscal year ended September 30, 2008. This increase in expenses incurred during the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008, is also attributable to the fiscal year ended September 30, 2009, being our first full year of operations.

This resulted in a loss from operations of $(104,228) during the fiscal year ended September 30, 2009, compared to a loss of $(10,823) during the fiscal year ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

For Fiscal Years Ended September 30, 2009 and 2008

As of September 30, 2009, and 2008, our total assets were $5,469 and $2,974, respectively, comprised of accounts receivable, office equipment, and limited cash resources. The increase in assets is attributable to accounts receivable since by September 30, 2008, we had not yet had any sales.

As of September 30, 2009, and 2008, our current liabilities were $154,177 and $12,328, respectively.  This increase is attributable an increase in debt and accrued liabilities during our first full year of operations.

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2009, net cash flow used in operating activities was ($85,185) compared to net cash flow used in operating activities of ($7,599) for fiscal year ended September 30, 2008.

For the fiscal year ended September 30, 2009, net cash flows of $86,781 were financed primarily from subscription agreements, bank financing  and related party loans.  For the fiscal year ended September 30, 2008, net cash flows of $10,362 were financed from subscription agreements and related party loans. The increase was attributable to the cash requirements associated with our first full year of operations.

PLAN OF OPERATION AND FUNDING

Existing working capital, cash flow from operations, further advances from the bank, as well as debt instruments or stock subscriptions are expected to be adequate to fund our operations over the next twelve months. Generally, we have financed operations to date through the proceeds of stock subscriptions, bank financing and related party loans.

In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. Additional issuances of equity or convertible debt securities may be required which will result in dilution to our current shareholders. Furthermore, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

We do not have any material commitments for the fiscal years ended September 30, 2009, and 2008.

Related Party Loan

The Company owed to a Directors and stockholder the following amounts on the indicated dates:

September 30, 2008	$6,055
September 30, 2009	$38,847

Such loans are unsecured, non-interest bearing, and have no terms for repayment. We anticipate that this amount will continue to increase over the next 12 months.

Also, as of September 30, 2009, we had a loan from an individual who is a former Director and officer of the Company which amounted to $12,000. The loan was provided for working capital purposes and bears an interest rate of 6 percent.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2009, and September 30, 2008, financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 160 810) “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 161 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 162 105) “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 163 944), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 164 958) “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 165 855) “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 166 860), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 167 810), "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No.  46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 168 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
       INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Bloggerwave Inc.:

We have audited the accompanying balance sheets of Bloggerwave Inc. (a Nevada corporation, and formerly Elevated Concepts, Inc.) as of September 30, 2009, and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bloggerwave Inc. as of September 30, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not established significant source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
December 21, 2009.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009, AND 2008

ASSETS

	September 30,
	2009	2008
Current Assets:
Cash and cash equivalent	$-	$858
Accounts receivable	3,781	-

Total current assets	3,781	858

Property and Equipment:
Computer & office equipment	3,002	2,076
Less - Accumulated depreciation	(1,314)	(360)

Net property and equipment	1,688	1,716

Other Assets:
Security deposit	-	400

Total other assets	-	400

Total Assets	$5,469	$2,974

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank line of credit	$9,189	$-
Accounts payable - Trade	2,988	3,273
Accrued liabilities	89,823	3,000
Deferred revenues	1,330	-
Due to related party - Director and stockholder	38,847	6,055
Loan from shareholder	12,000	-

Total current liabilities	154,177	12,328

Total liabilities	154,177	12,328

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares
authorized; 12,100,000 and 5,000,000 shares issued and
outstanding in 2009 and 2008, respectively	12,100	5,000
Discount on common stock	(4,133)	-
Accumulated comprehensive (loss)	(670)	-
Accumulated (deficit)	(156,005)	(14,354)

Total stockholders' (deficit)	(148,708)	(9,354)

Total Liabilities and Stockholders' (Deficit)	$5,469	$2,974

The accompanying notes to the financial statements are an integral part of these balance sheets.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, AND 2008

	Year Ended
	September 30,
	2009	2008

Sales, net	$87,034	$-

Cost of Goods Sold	12,085	-

Gross Profit	74,949	-

Sales, General and Administrative	179,177	10,823

(Loss) from Operations	(104,228)	(10,823)

Other income(expense)
	-	-

Provision for Income Taxes	-	-

Net (Loss)	(104,228)	(10,823)

Other Comprehensive (Loss):
Foreign currency translation	(670)	-

Total Comprehensive (Loss)	$(104,898)	$(10,823)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,370,890	1,318,306

The accompanying notes to the financial statements are an integral part of these statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIODS ENDED SEPTEMBER 30, 2009, AND 2008

				Accumulated
				Other
	Common Stock		Discount on	Comprehensive	Accumulated
Description	Shares	Amount	Common stock	(Loss)	(Deficit)	Total

Balance - September 30, 2007	3,000,000	$3,000	$(3,000)	$-	$(3,531)	$(3,531)

Common stock issued for cash	5,000,000	5,000	-	-	-	5,000

Net (loss) for the period	-	-	-	-	(10,823)	(10,823)

Balance - September 30, 2008	8,000,000	8,000	(3,000)	-	(14,354)	(9,354)

Common stock issued for cash	4,100,000	4,100	28,700	-	-	32,800

Impact of recapitalization from reverse merger	-	-	(29,833)	-	(37,423)	(67,256)

Foreign currency translation adjustment	-	-	-	(670)	-	(670)

Net (loss) for the period	-	-	-	-	(104,228)	(104,228)

Balance - September 30, 2009	12,100,000	$12,100	$(4,133)	$(670)	$(156,005)	$(148,708)

The accompanying notes to the financial statement is an integral part of these statement.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED SEPTEMBER 30, 2009, AND 2008

	Years Ended
	September 30,
	2009	2008

Operating Activities:
Net (loss)	$(104,228)	$(10,823)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	954	351
Impact of recapitalization from reverse merger	(66,398)	-
Changes in net assets and liabilities:
Accounts receivable - Trade	(3,781)	-
Security deposit	400	(400)
Accounts payable - Trade	(285)	-
Accrued liabilities	86,823	3,273
Deferred revenues	1,330	-

Net Cash (Used in) Operating Activities	(85,185)	(7,599)

Investing Activities:
Purchases of computer equipment	(926)	(1,905)

Net Cash (Used in) Investing Activities	(926)	(1,905)

Financing Activities:
Proceeds from issuance of common stock	32,800	5,000
Proceeds from bank line of credit	9,189	-
Proceeds from Director and stockholder	44,792	5,362

Net Cash Provided by Financing Activities	86,781	10,362

Effect of Exchange Rate Changes on Cash	(670)	-

Net Increase in Cash and Equivalent	-	858

Cash and Cash Equivalent - Beginning of Period	-	-

Cash and Cash Equivalent - End of Period	$-	$858

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLOGGERWAVE INC
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Bloggerwave Inc. (the “Company” and formerly Elevated Concepts, Inc.) was incorporated in the State of Nevada on December 21, 2006, under the name Elevated Concepts, Inc.  The Company originally was in the business of export and sale of green, eco-friendly, biodegradable, non-toxic household products and building materials used in housing construction and home renovation in the emerging markets of Russia, Ukraine and other Eastern European countries from North American manufactures.

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS., a company incorporated under the laws of Denmark (“Bloggerwave”).  In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholder; and (ii) issued 3,000,000 shares of its common stock to the management of Bloggerwave.  As a result of the Merger Agreement, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

Bloggerwave AsP was incorporated under the laws of Denmark on August 23,2007. The business plan of the company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility ofblogs to promote products and services.

Given that Bloggerwave AsP is considered to have acquired the Company by a reverse merger through an Agreement and Plan of Merger, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2009, and 2008, and the operations for the years ended September 30,2009, and 2008, of Bloggerwave AsP under the name ofthe Company. The reverse merger has been recorded as a recapitalization of the Company, with the net assets ofthe Company and Bloggerwave AsP brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

Trade accounts receivable are recorded on services provided to customers, and generally are due under the terms of net 30 days.  The trade receivables are not collateralized and interest is not accrued on past due accounts.  Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.  As of September 30, 2009, and 2008, the balance of the allowance for doubtful account was $0 and $0, respectively.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

   Property and Equipment

Property and equipment is stated at cost.  Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer and office equipment                                                                                     3 years

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.  For the three and nine months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease if shorter.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The Company’s functional currency is the Danish Krone (DKK).  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of the Company are denominated in United States dollars or other currencies.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

   Deferred Revenues

Prepayments from customers for merchandise that has not yet been shipped are recognized as deferred revenues in the accompanying financial statements.

   Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company is required to collect a 25 percent value-added-tax (“VAT”) on each sale.  Gross revenues do not include this VAT, which is remitted to the government semiannually.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended September 30, 2009, and 2008.

   Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.”  Comprehensive income or loss includes net income or loss and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  For the years ended September 30, 2009, and 2008, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

   Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the year ended September 30, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 21, 2009, which was the date the financial statements were available to be issued.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and 2008, and revenues and expenses for the years ended September 30, 2009, and 2008.  Actual results could differ from those estimates made by management.

(2)           Business Activities and Going Concern

The Company is currently devoting substantially all of its efforts towards conducting marketing of its products.  The business plan of the Company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

The Company has experienced a net loss through September 30, 2009, amounting to $156,005.  Since its organization and incorporation, the Company has initiated its activities in developing an innovative straightforward business model that helps companies spread Internet buzz about their products, brands, and services.  Marketers realize that blogs are gathering large, loyal, and youthful followings.  Bloggerwave is the key for companies wishing to access this market.  While management of the Company believes that the Company will be successful in its operating activities, there can be no assurance that it will be successful in the development of its sales such that it will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern.  As of September 30, 2009, the Company had a working capital deficiency of $150,396.  The Company has not established sufficient revenues to cover its operating costs, and as such, has incurred an operating loss since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The management of the Company plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

(3)           Loan from Director and Officer

As of September 30, 2009, and September 30, 2008, loans from an individual who is a Director and officer of the Company amounted to $38,847, and $6,055, respectively.  The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

As of September 30, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes, and bears an interest rate of 6 percent.

(4)           Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share.  No other classes of stock are authorized.  As of June 30, 2009, the Company had not granted any stock options or recorded any stock-based compensation.

In June 2008, the Company issued 2,500,000 shares of its common stock to its former Director, President, and CEO at par value.  The transaction was valued at $2,500.

In June 2008, the Company issued 2,500,000 shares of its common stock to its former Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value.  The transaction was valued at $2,500.

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

On September 9, 2009, the Company entered into a Merger Agreement with Bloggerwave ApS. In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave AsP (the “Bloggerwave Shareholders”) on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholders; and (ii) issued 3,000,000 shares of its common stock to the management of Bloggerwave Asp.

Bloggerwave AsP was incorporated under the laws of Denmark on August 23, 2007. The business plan of the company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

Given that Bloggerwave AsP is considered to have acquired the Company by a reverse merger through an Agreement and Plan of Merger, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2009, and 2008, and the operations for the years ended September 30,2009, and 2008, of Bloggerwave AsP under the name ofthe Company. The reverse merger has been recorded as a recapitalization ofthe Company, with the net assets ofthe Company and Bloggerwave AsP brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

 (5)           Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2009, and 2008, were as follows (assuming a 15 percent effective tax rate):

	Years Ended September 30
	2009		2008

Current Tax Provision:
Federal-
Taxable income	$		$
Total current tax provision	$		$

Deferred Tax Provision
Federal-
Loss carryforwards		$15,634		$1.623
Change in valuation allowance		(15,634)		(1.623)
Total deferred tax provision

The Company had deferred income tax assets as of September 30, 2009, and 2008, as follows:

	As of	As of
	September 30,	September 30,
	2009	2008
Loss carryforwards	$23,401	$2,153
Less - Valuation allowance	(23,401)	(2,153)
Total net deferred tax assets	$	$

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and 2008, the Company had approximately $156,005 and $14,354, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6)           Related Party Transactions

As described in Note 3, as of June 30, 2009, and September 30, 2008, the Company owed $38,847 and $6,055, respectively, to an individual who is a Director and officer of the Company.

As described in Note 4, the Company issued 2,500,000 shares of its common stock to its former Director, President, and Chief Executive Officer at par value.  The transaction was valued at $2,500.

As described in Note 4, the Company issued 2,500,000 shares of its common stock to its former Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value.  The transaction was valued at $2,500.

As described in Note 3, On September 30, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes and bear interest rate of 6 percent.

(7)	Commitments

In May 2008, the Company entered into a written agreement with an unrelated third party to lease office space for operations in Northbrook, Illinois.  The monthly lease amount is $200, and the term of the lease arrangement is 12 months.  The Company will also be charged for miscellaneous office expenses such as copying, printing, telephone, and facsimile charges.

On April 16, 2009, the Company entered into an Authorized Reseller Agreement (“Agreement”) with an unrelated third party.  The Agreement grants the Salomatkin & Partners the nonexclusive right to resell products supplied by the Company in the Moscow Region in Russia for one year.

(8)           Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 160 810) “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 161 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 162 105) “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 163 944), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 164 958) “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 165 855) “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 166 860), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 167 810), "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No.  46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 168 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(9)   Subsequent Events

On November 19, 2009, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.
We did not maintain appropriate cash controls – As of September 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended September 30, 2009, and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accountant prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Davis Accounting Group P.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2009.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2010.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Ulrik Svane Thomsen	Director, Chief Executive Officer & President, Chief Financial Officer & Treasurer
Jacob W. Lemmeke	Secretary & Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Ulrik Svane Thomsen. Mr. Thomsen is the President, Treasurer and a director of the Company. Mr. Thomsen has over eight years experience as a certified IT manager, working both in Denmark and throughout most of Europe. He has broad experience in management positions and has worked for high profile companies such as the Marriott International, SAS and IT Consulting, where he worked three years as a project installer throughout Europe. As of the date of this Current Report, Mr. Thomsen is a director for Bloggerwave. He has used the past twenty-four months expanding and branding Bloggerwave in Europe and has great competence is establishing new ideas and concepts.

Jacob W. Lemmeke.   Mr. Lemmeke is the Secretary and a director of the Company. During the past five years, Mr. Lemmeke has been the Director of Business Development and as a Sales Manager at Wiseport, where he specialized in sales to mega chains all over Europe. As of the date of this Current Report, he is the Director of Sales for Bloggerwave. He oversees Bloggerwave operations, where he leads the interactive advertising sales and strategic development, including partnerships with major operators, publishers and ad networks. Mr. Lemmeke and his team are instrumental in launching interactive services to engage a massive base of users and creating compelling marketing opportunities for advertisers.

 Compliance With Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2009, all such filing requirements applicable to our officers and directors were complied with,

Audit Committee.

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.

The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Code of Ethics

We adopted a code of ethics as of May 31, 2009. This policy will serve as guidelines in helping employee to conduct our business in accordance with our values. Compliance requires meeting the spirit, as well as the literal meaning, of the law, the policies and the Values. It is expected that employee will use common sense, good judgment, high ethical standards and integrity in all their business dealings.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years, none of our directors or officers has:

1)
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

3)
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4)
been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2009 all required filings were timely filed by each of its current directors and executive officers.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:
Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ulrik Svane Thomsen (1) Chief Executive Officer, President & Treasurer	2009 2008 2007	4,588 44,402 19,175	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jacob W. Lemmeke, (2) Director & Secretary	2009 2008 2007	0 39,468 19,175	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
(1)           Mr. Thomsen receives compensation of $0 monthly commencing in September 2009.
(2)           Mr. Lemmeke receives compensation of $0  monthly commencing in September 2009.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors'  Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2009.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2009 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2009.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ulrik Thomsen (1) Chief Executive Officer, President & Treasurer	—	—	—	$—	—	—	—	—	—
Jacob W. Lemmeke, (2) Director & Secretary	—	—	—	$—	—	—	—	—	—
	—	—	—	$—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested during the year ended September 30, 2009.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2009 there were 48,494,666 shares of our common stock outstanding:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Directors and Officers:
Ulrik Svane Thomsen Klovermarken 42 3060 Espergaerde, Denmark	500,000	4.1%
Jacob W. Lemmeke Sortevej 3 3070 Snekkersten, Denmark	500,000	4.1%
All executive officers and directors as a group (2 persons)	1,000,000	8.3%
Beneficial Shareholders greater than 5%
IQ Division Corp. (2) 1802 North Carson Street, Suite 108 Carson City, NV 89701	3,500.000	28.9%
Sapiens Alliance Ltd. (3) Akara Bldg., 24 De Castro Street Wickhams Cay I Road town, Tortola, British Virgin Islands	1,500,000	12.4%
Svaneco Ltd. (4) Akara Bldg., 24 De Castro Street Wickhams Cay I Road town, Tortola, British Virgin Islands	1,500,000	12.4%

(1)           Applicable percentage of ownership is based on 12,100,000 shares of common stock outstanding on September 30, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2)           Rene Lauritsen, a resident of Denmark, has dispositive and voting power over the shares of IQDivision Corp., a Nevada company, of which he is the sole officer and director.

(3)           Rene Lauitsen, a resident of Denmark, has dispositive and voting power over the shares of Sapiens Alliance Ltd., a BVI company, of which he is the director.

(4)           Jesper Svane, a resident of Denmark, has dispositive and voting power over the shares of Svaneco Ltd., a BVI company, of which he is the director.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2009, and 2008, we engaged Davis Accounting Group P.C., as our independent auditors.  For the years ended September 30, 2009, and 2008, we incurred fees as discussed below:

	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Audit Fees	$14,000	$4,500
Audit Related Fees	-	-
Tax Fees	1,000	-
All Other Fees	-	-
Total	$15,000	$4,500

Item 15.    Exhibits

EXHIBIT NUMBER                                              DESCRIPTION                                               LOCATION
3.1

Articles of Incorporation of Elevated Concepts, Inc. filed with the Nevada Secretary of State on December 21, 2006. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 14, 2008.

3.2
Bylaws, of Elevated Concepts, Inc. filed with the Nevada Secretary of State on December 21, 2006. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 14, 2008.

3.3
Certificate of Amendment to the Articles of Incorporation of Bloggerwave Inc. filed with the Nevada Secretary of State on November 19, 2009. Incorporated by reference to the Company's current report on Form 8-K as field with the SEC on October 5, 2009.

10.1
Agreement & Plan of Merger by and between the Registrant and Bloggerwave Inc., a company incorporated under the laws of Denmark. Incorporated by reference to the Company's Form 8-K filed on September 14, 2009.

14.1	Code of Ethics, incorporated by reference to the Company's current report on Form 8-K as field with the SEC on October 5, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the January 13, 2009.

Bloggerwave, Inc. a Nevada Corporation
By:
/s/ Ulrik Svane Thomsen
Ulrik Svane Thomsen Chief Executive Officer and Treasurer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Bloggerwave, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Ulrik Svane Thomsen	Chief Executive Officer and Chairman of the Board	January 13, 2010
Ulrik Svane Thomsen

/s/ Jacob Lemmeke	Director	January 13, 2010
Jacob W. Lemmeke

Exhibit 31.01

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Ulrik Svane Thomsen, certify that:

1.           I have reviewed this annual report on Form 10-K of Bloggerwave, Inc.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have, for the small business issuer and have:

    (a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c)         Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)         Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

    (a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

    (b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: January 13, 2010	/s/ Ulrik Svane Thomsen
By: Ulrik Svane Thomsen
Its: Chief Executive Officer

 Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Ulrik Svane Thomsen, certify that:

1.           I have reviewed this annual report on Form 10-K of Bloggerwave, Inc.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have, for the small business issuer and have:

    (a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c)         Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)         Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

    (a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

    (b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: January 13, 2010	/s/ Ulrik Svane Thomsen
By: Ulrik Svane Thomsen
Its:  Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bloggerwave, Inc. (the "Company") on Form 10-K for the year ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ulrik Svane Thomsen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ulrik Svane Thomsen
By: Ulrik Svane Thomsen
Chief Executive Officer

Dated: January 13, 2010

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bloggerwave, Inc. (the "Company") on Form 10-K for the year ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ulrik Svane Thomsen, I, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Ulrik Svane Thomsen
By: Ulrik Svane Thomsen
Chief Financial Officer

Dated: January 13, 2010

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.