Form 10-K
period 2009-12-31
Bloggerwave, Inc.
filed 2010-04-01
CIK 1446727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended _____________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from September 30, 2009 to December 31, 2009

 (Exact name of registrant as specified in its charter)

Nevada	333-154221	26-3126279
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
800 West El Camino Real Suite 180 Mountain View, CA 94040
(Address of principal executive offices)
(650) 943-2490
(Registrant’s Telephone Number)

(Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “BLGW.”

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
Yes☐No☒

As of March 30, 2010, there were 84,700,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

BLOGGERWAVE, INC.

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Term

Except as otherwise indicated by the context, references in this report to the “Company,” “BLGW,” “we,” “us” and “our” are references to Bloggerwave, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Item 1.    Description of Business

We were incorporated in the State of Nevada on December 21, 2006 under the name Elevated Concepts, Inc. From inception through September 9, 2009, our business model was to export and sell green,  eco-friendly,  biodegradable,  non-toxic  household  products and building materials used in housing  construction  and home  renovation  in the emerging  markets of Russia,  Ukraine  and other  Eastern  European  countries  from  North  American manufacturers. We planned to start with sale and distribution of constructions and household materials which will be used in "green development" projects in the suburban areas of Moscow, Russia.

However, on September 9, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave Aps., a company incorporated under the laws of Denmark (“Bloggerwave”).  Per the terms of the Merger Agreement, the Company would survive the merger as the operating company. In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave (the “Bloggerwave Shareholders”) on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholder; and (ii) issued 3,000,000 shares of its common stock to the management of Bloggerwave (the “Bloggerwave Management”). As a result of the Merger Agreement, we changed our name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

Following the closing of the Merger Agreement, Bloggerwave Aps., a Danish corporation, is now a wholly operating owned subsidiary of the Company.

Overview

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

Bloggerwave also delivers something no other form of advertising can: credibility. Blogs are seen as independent, so readers’ defenses are down – a blog review is not perceived as blatant advertising, but as an unbiased opinion from a trusted blogger with a loyal, regular following. A blogger’s promotion of a company is the best credibility possible. Bloggerwave gives companies the key to gaining this credibility on the Internet.

Mission

Bloggerwave helps its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services. We already have over 27,000 registered bloggers, and have served many big-name corporate clients. Bloggerwave intends to maintain its leadership position mission in Europe, and expand into markets in Asia and the U.S.

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

Model

Bloggerwave has developed an innovative yet straightforward business model that helps companies spread Internet buzz about their products, brands, and services. Marketers realize that blogs are gathering large, loyal and youthful followings. Bloggerwave is the key for companies wishing to access these markets.

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

The Market for Bloggerwave

Social Media Optimization

Bloggerwave is at the forefront of a developing industry: Social Media Optimization (SMO). Companies, always looking for new ways to reach their target markets, have realized that the best way to access the hearts and minds of their customers is by reaching out through social media (blogs, online communities, online social networks, etc.) Progressive companies “in the know” are now accessing their markets through viral marketing campaigns on YouTube, MySpace, Facebook, and Twitter. Commercial blogging is a logical extension of this.

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

 Why Corporations are Increasingly Using SMO

1.	It’s where the consumers are

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
[Missing Graphic Reference]

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

SMO –The Rising Numbers

Forrester Research says the bottom line is that social media and mobiles will be the hottest trend in online marketing.

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

                    Top 5 US SEO Companies:

                   Top 5 SEO UK Companies:

Competitive Analysis

Bloggerwave, although only two years old, despite fierce competition in this new evolving market, has already managed to beat out all of its European-based competition, and has landed multi-national, Big-Name blogging campaigns. The Company has single-handedly propelled itself into the stratosphere of the world’s top Sponsored Blog Post companies.

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

Target markets:

Corporate Advertising.

Positioning:

Bloggerwave has already positioned itself as the premier corporate blogging company in Europe. The company’s intent is to maintain and bolster this status, as well as build its reputation in US and Asia.

Typical clients include large multinational firms that seek to bolster their public image on the Internet, educate consumers about their products, and drive sales.

Bloggerwave’s unique selling point is its personalized and tailor-made campaigns for our advertisers.

Strategy:

Bloggerwave will use a combination of targeted advertising, networking, Internet Marketing and press coverage to generate visibility and communicate the message that it is the premier business of its kind, offering custom, personalized services to its corporate clients.

•	Advertising will be done in industry-specific journals.

•	Face-to face networking activities will be particularly effective by leveraging existing relationships and contacts.

•	To continue attracting bloggers, Bloggerwave uses Google Ad words and blogging campaigns.

•	Bloggerwave gained many of its initial clients through networking, referrals and cold calls; it will continue this practice.

•	Bloggerwave regularly informs the media of its unique business model to generate press coverage and “buzz.”

•	Internet marketing ― as an expert in the industry, Bloggerwave already engages in various Internet marketing strategies such as blogging campaigns and SEO.

•	Strategic partnerships are fundamental in the world of Internet commerce. Bloggerwave’s strategic alliances will help increase brand equity, reduce marketing expenses, and reduce the time-to-market.

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

Employees

As of March 30, 2010, we employed 2 full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our corporate website at www.bloggerwaveinc.com, as soon as reasonably practicable after filing with the SEC.

*The information on the websites listed above is not and should not be considered part of this Report and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

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

None.

ITEM 2.      PROPERTIES

We do not own any real estate. Our principal executive office is located at 800 West El Camino Real, Suite 180, Mountain View, CA 94040. Our telephone number is (650) 943-2490. We also maintain a European office at Gammel Strandvej 22C, 2009 Niva, Denmark. The space we lease is utilized for offices purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since July 14, 2009 under the symbol “ELVT.OB.” On January 20, 2010, we began trading under our current symbol of “BLGW.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009	High	Low
Third Quarter	NIL	NIL
Fourth Quarter	NIL	NIL

Record Holders

As of December 31, 2009, an aggregate of 84,700,000 shares of our common stock were issued and outstanding and were owned by approximately 15 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

Forward-Split

We implemented a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for 7 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from approximately 12,100,000 prior to the forward split to 84,700,000 following the forward split. The forward split was payable as a dividend to shareholders of record as of January 20, 2010.

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

RESULTS OF OPERATION

For the Fiscal Years Ended December 31, 2009, and December 31, 2008

During fiscal year ended December 31, 2009, and December 31, 2008, we generated revenues of $105,008 and $3,670 respectively, our cost of revenues amounted to $15,028 and $1,875, respectively, and our gross profit was $89,980 and $1,795, respectively.   The increase in revenues, cost of revenues, and gross profit are all attributable to the twelve months ended December 31, 2009, being our first full year of operations whereas we were still getting organized by December 31, 2009.

During the fiscal year ended December 31, 2009, we incurred general and administrative expenses in the aggregate amount of $205,854 compared to $18,259 incurred during fiscal year ended December 31, 2008. This increase in expenses incurred during the fiscal year ended December 31, 2009, compared to the fiscal year ended December 31, 2008, is also attributable to the fiscal year ended December 31, 2009, being our first full year of operations.

This resulted in a loss from operations of $(115,874) during the fiscal year ended December 31, 2009, compared to a loss of $(16,464) during the fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

For Fiscal Years Ended December 31, 2009 and 2008

As of December 31, 2009, and 2008, our total assets were $14,163 and $2,793, respectively, comprised of accounts receivable, office equipment, and limited cash resources. The increase in assets is attributable to accounts receivable since by December 31, 2008, we had not yet had any sales.

As of December 31, 2009, and 2008, our current liabilities were $180,391 and $17,828, respectively.  This increase is attributable an increase in debt and accrued liabilities during our first full year of operations.

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2009, net cash flow used in operating activities was ($118,280) compared to net cash flow used in operating activities of ($8,546) for fiscal year ended December 31, 2008.

For the fiscal year ended December 31, 2009, net cash flows of $119,844 were financed primarily from subscription agreements, bank financing  and related party loans.  For the fiscal year ended December 31, 2008, net cash flows of $10,562 were financed from subscription agreements and related party loans. The increase was attributable to the cash requirements associated with our first full year of operations.

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

MATERIAL COMMITMENTS

We do not have any material commitments for the fiscal years ended December 31, 2009, and 2008.

Related Party Loan

The Company owed to the Directors and stockholders the following amounts on the indicated dates:

December 31, 2008	$6,255
December 31, 2009	$81,299

Such loans are unsecured, also, as of december 31, 2009, we had a loan from an individual who was a former Director and officer of the Company  for $12,000.  The loan was provided for working capital pruposes and carries an interest rate of 6% non-interest bearing, and have no terms for repayment. We anticipate that this amount will continue to increase over the next 12 months.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009, and 2008, financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a material impact on the company's financial statements.

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

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.   The adoption of this accounting pronouncement did not have a material impact on the company's financial statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

BLOGGERWAVE INC.
 (FORMERLY ELEVATED CONCEPTS, INC.)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Bloggerwave Inc.:

We have audited the accompanying balance sheets of Bloggerwave Inc. (a Nevada corporation, and formerly Elevated Concepts, Inc.) as of December 31, 2009, and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bloggerwave Inc. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not established a significant source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 26, 2010.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008

ASSETS

	2009	2008
Current Assets:
Cash and cash equivalent	$115	$111
Accounts receivable - Trade	9,282	670
Prepaid expenses	2,511	-

Total current assets	11,908	781

Property and Equipment:
Computer & office equipment	3,866	2,076
Less - Accumulated depreciation	(1,611)	(464)

Net property and equipment	2,255	1,612

Other Assets:
Security deposit	-	400

Total other assets	-	400

Total Assets	$14,163	$2,793

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$6,150	$8,749
Accrued liabilities	79,612	2,824
Deferred revenues	1,330	-
Due to related party - Director and stockholder	81,299	6,255
Loan from stockholder	12,000	-

Total current liabilities	180,391	17,828

Total liabilities	180,391	17,828

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 84,700,000 and 56,000,000 shares issued and
outstanding in 2009 and 2008, respectively	84,700	56,000
Discount on common stock	(76,733)	(51,000)
Accumulated other comprehensive income	230	-
Accumulated (deficit)	(174,425)	(20,035)

Total stockholders' (deficit)	(166,228)	(15,035)

Total Liabilities and Stockholders' (Deficit)	$14,163	$2,793

The accompanying notes to the financial statements are
an integral part of these balance sheets.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008

Sales, net	$105,008	$3,670

Cost of Goods Sold	15,028	1,875

Gross Profit	89,980	1,795

Selling, General and Administrative expenses	205,854	18,259

(Loss) from Operations	(115,874)	(16,464)

Other income (expense):
Interest (expense)	(1,093)	-

Provision for Income Taxes	-	-

Net (Loss)	(116,967)	(16,464)

Other Comprehensive (Loss):
Foreign currency translation	230	-

Total Comprehensive (Loss)	$(116,737)	$(16,464)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	79,139,795	39,025,956

The accompanying notes to the financial statements are
an integral part of these statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIODS ENDED DECEMBER 31, 2009, AND 2008

				Accumulated
				Other
	Common Stock		Discount on	Comprehensive	Accumulated
Description	Shares	Amount	Common stock	Income	(Deficit)	Total

Balance - December 31, 2007	21,000,000	$21,000	$(21,000)	$-	$(3,571)	$(3,571)

Common stock issued for cash	35,000,000	35,000	(30,000)	-	-	5,000

Net (loss) for the period	-	-	-	-	(16,464)	(16,464)

Balance - December 31, 2008	56,000,000	56,000	(51,000)	-	(20,035)	(15,035)

Common stock issued for cash	28,700,000	28,700	4,100	-	-	32,800

Impact of recapitalization from reverse merger	-	-	(29,833)	-	(37,423)	(67,256)

Foreign currency translation adjustment	-	-	-	230	-	230

Net (loss) for the period	-	-	-	-	(116,967)	(116,967)

Balance - December 31, 2009	84,700,000	$84,700	$(76,733)	$230	$(174,425)	$(166,228)

The accompanying notes to the financial statements are
an integral part of these statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008

Operating Activities:
Net (loss)	$(116,967)	$(16,464)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,147	415
Impact of recapitalization from reverse merger	(67,256)	-
Changes in net assets and liabilities:
Accounts receivable - Trade	(8,612)	(670)
Prepaid expenses	(2,511)	-
Security deposit	400	(400)
Accounts payable - Trade	(2,599)	5,476
Accrued liabilities	76,788	3,097
Deferred revenues	1,330	-

Net Cash (Used in) Operating Activities	(118,280)	(8,546)

Investing Activities:
Purchases of computer equipment	(1,790)	(1,905)

Net Cash (Used in) Investing Activities	(1,790)	(1,905)

Financing Activities:
Proceeds from the issuance of common stock	32,800	5,000
Proceeds from Director and stockholder	87,044	5,562

Net Cash Provided by Financing Activities	119,844	10,562

Effect of Exchange Rate Changes on Cash	230	-

Net Increase in Cash and Equivalent	4	111

Cash and Cash Equivalent - Beginning of Period	111	-

Cash and Cash Equivalent - End of Period	$115	$111

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to the financial statements are
an integral part of these statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS., a company incorporated under the laws of Denmark (“Bloggerwave ApS”).  In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 35,000,000 shares of its common stock (post forward stock split) to the shareholders of Bloggerwave on the basis of 350,000 restricted shares of the Company (post forward stock split) for each one share held of record by the Bloggerwave Shareholder; and (ii) issued 21,000,000 shares of its common stock (post forward stock split) to the management of Bloggerwave.  As a result of the Merger Agreement, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

Bloggerwave ApS was incorporated under the laws of Denmark on August 23, 2007.  The business plan of the company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

Given that Bloggerwave ApS is considered to have acquired the Company by a reverse merger through an Agreement and Plan of Merger, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2009, and 2008, and the operations for the years ended December 31, 2009, and 2008, of Bloggerwave ApS under the name of the Company.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Bloggerwave ApS brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

   Accounts Receivable

Trade accounts receivable are recorded on services provided to customers, and generally are due under the terms of net 30 days.  The trade receivables are not collateralized and interest is not accrued on past due accounts.  Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.  As of December 31, 2009, and 2008, the balance of the allowance for doubtful account was $0 and $0, respectively.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Property and Equipment

Property and equipment is stated at cost.  Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer and office equipment                                     3 years

   Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease if shorter.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

 Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52 (FASB ASC 830-30), “Foreign Currency Translation.”  The Company’s functional currency is the Danish Krone (DKK).  Under SFAS No. 52 (FASB ASC 830-30), all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of the Company are denominated in United States dollars or other currencies.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

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

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2009, and 2008.

   Comprehensive Income (Loss)

The Company has adopted FASB Statement No. 130 (FASB ASC 220), “Reporting Comprehensive Income.”  Comprehensive income or loss includes net income or loss and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  For the years ended December 31, 2009, and 2008, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

   Income Taxes

The Company accounts for income taxes pursuant to FASB Statement No. 109 (FASB ASC 740), “Accounting for Income Taxes.”  Under SFAS No. 109 (FASB ASC 740), deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and revenues and expenses for the years ended December 31, 2009, and 2008.  Actual results could differ from those estimates made by management.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(2)           Business Activities and Going Concern

The Company is currently devoting substantially all of its efforts towards conducting marketing of its products.  The business plan of the Company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

The Company has experienced an accumulated (deficit) through December 31, 2009, amounting to $(174,425).  Since its organization and incorporation, the Company has initiated its activities in developing an innovative straightforward business model that helps companies spread Internet buzz about their products, brands, and services.  Marketers realize that blogs are gathering large, loyal, and youthful followings.  Bloggerwave is the key for companies wishing to access this market.

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

(3)            Loans from Directors and Officers

As of December 31, 2009, and 2008, loans from an individual who is a Director and officer of the Company amounted to $81,299, and $6,255, respectively.  The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

As of December 31, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes, and bears an interest rate of 6 percent.

(4)           Common Stock

On September 9, 2009, as part of the Merger Agreement, the Company changed the number of authorized shares of common stock from 75,000,000 shares with a par value of $0.001 per share to 200,000,000 with a par value of $.001 per share.  No other classes of stock are authorized.  As of December 31, 2009, the Company had not granted any stock options or recorded any stock-based compensation.

On January 20, 2010, the Company effected a 7-for-1 forward stock split of its issued and outstanding common stock.  The accompanying financial statements have been adjusted accordingly to reflect this forward stock split.

In June 2008, the Company issued 17,500,000 shares of its common stock (post forward stock split) to its former Director, President, and CEO at par value.  The transaction was valued at $2,500.

In June 2008, the Company issued 17,500,000 shares of its common stock (post forward stock split) to its former Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value.  The transaction was valued at $2,500.

On July 22, 2008, the Company also commenced a capital formation activity to file a Registration Statement on Form S-1 with the SEC to register a minimum of 28,000,000 shares, and a maximum of 350,000,000 shares of common stock (post forward stock split), par value $0.001 per share, and raise up to $400,000 in proceeds from the sale of common stock at $0.001 per share in the public markets.  On October 14, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 350,000,000 shares of its common stock (post forward stock split).  The Registration Statement was declared effective by the SEC on October 28, 2008.  After the effective date of the Registration Statement, the Company commenced the sale of the registered shares.  On March 27, 2009, the Company closed the offering by selling 28,700,000 shares of its common stock (post forward stock split) for proceeds of $32,800.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On September 9, 2009, the Company entered into a Merger Agreement with Bloggerwave ApS.  In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 35,000,000 shares of its common stock (post forward stock split) to the shareholders of Bloggerwave ApS (the “Bloggerwave Shareholders”) on the basis of 350,000 restricted shares of the Company (post forward stock split) for each one share held of record by the Bloggerwave Shareholders; and (ii) issued 21,000,000 shares of its common stock (post forward stock split) to the management of Bloggerwave ApS.

Given that Bloggerwave ApS is considered to have acquired the Company by a reverse merger through an Agreement and Plan of Merger, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2009, and 2008, and the operations for the years ended December 31, 2009, and 2008, of Bloggerwave ApS under the name of the Company.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Bloggerwave ApS brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

(5)           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, and 2008, were as follows (assuming a 15 percent effective tax rate):

	Years Ended
	December 31,
	2009	2008

Current Tax Provision
Federal
Taxable Income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforward	16,958	$2,470
Change in valuation allowance	(16,958)	(2,470)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	As of	As of
	December 31,	December 31,
	2009	2008

Loss carryforwards	$24,482	3,005
Less - Valuation allowance	(24,482)	(3,005)

Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

As of December 31, 2009, and 2008, the Company had approximately $174,425 and $20,035, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6)           Related Party Transactions

As described in Note 3, as of December 31, 2009, and December 31, 2008, the Company owed $81,299 and $6,255, respectively, to an individual who is a Director and officer of the Company.

As described in Note 4, the Company issued 17,500,000 shares of its common stock (post forward stock split) to its former Director, President, and Chief Executive Officer at par value.  The transaction was valued at $2,500.

As described in Note 4, the Company issued 17,500,000 shares of its common stock (post forward stock split) to its former Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value.  The transaction was valued at $2,500.

As described in Note 3, On December 31, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes and bear interest rate of 6 percent.

(7)	Commitments

On April 16, 2009, the Company entered into an Authorized Reseller Agreement (“Agreement”) with an unrelated third party.  The Agreement grants to Salomatkin & Partners the nonexclusive right to resell products supplied by the Company in the Moscow Region in Russia for one year.

(8)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 (FASB ASC 815), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162 (FASB ASC 105), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 944), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On May 22, 2009, the FASB issued FASB Statement No. 164 (FASB ASC 958), “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165 (FASB ASC 855), “Subsequent Events.”  SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 860), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS No. 166 (FASB ASC 860) is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 810), "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.
SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this accounting pronouncement did not have a material impact on the financial statements of the Company.

(9)   Subsequent Events

On January 20, 2010, the Company effected a 7-for-1 forward stock split of its issued and outstanding common stock.  The accompanying financial statements have been adjusted accordingly to reflect this forward stock split.

On January 22, 2010, the Company entered into an Advisory Board Member Agreement with Peter Hewitt ("Hewitt Agreement").  Per the terms of the Hewitt Agreement, Mr. Hewitt shall serve for a period of two years as an advisor to the Company for business development and growth strategies, and other advisory services as determined from time to time by the Board of Directors.  As consideration for the Hewitt Agreement, Mr. Hewitt will receive a one-time payment of $10,000, and 211,750 shares of the Company's common stock (post forward stock split).

On January 22, 2010, the Company entered into an Advisory Board Member Agreement with Midstone Consulting Ltd., the principal of which is Louis Yerolemou ("Yerolemou Agreement").  Per the terms of the Yerolemou Agreement, Mr. Yerolemou shall serve for a period of two years as an advisor to the Company for business development and growth strategies, and other advisory services as determined from time to time by the Board of Directors.  As consideration for the Yerolemou Agreement, Mr. Yerolemou will receive a one-time payment of $10,000, and 211,750 shares of the Company's common stock (post forward stock split).

On January 27, 2010, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30th to December 31st.

On January 28, 2010, the Company announced that it had received its new symbol, and that its common stock was now trading under the symbol BLGW.OB.

On February 9, 2010, the Company announced the appointment of Peter Hewitt to its newly created Advisory Board.

On February 11, 2010, the Company announced the appointment of Louis Yeromelou to its newly created Advisory Board.

On February 22, 2010, the Company announced that it has relocated its corporate headquarters to Mountainview, CA.

On March 2, 2010, the Company announced the opening of new office space in Denmark to accommodate the Registrants business growth.

On March 4, 2010, the Company announced it had launched a new corporate website created for shareholders and potential investors.

On March 16, 2010, the Company announced that it had extended its contract with Buzzamedia, a viral marketing platform in Scandinavia.  The contract will include all of Scandinavia and the United Kingdom.

On March 18, 2010, the Company announced that it had contracted to run all marketing and advertising in 2010 for “Green Hearts Natural Charcoal Briquettes,” a barbeque product created for the American market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of December 31, 2009.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.
We did not maintain appropriate cash controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended December 31, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accountant prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Davis Accounting Group P.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

Identification of Significant Employees

We have no significant employees other than Joel Franklin, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Advisory Board

On January 22, 2010, the Company established an Advisory Board, naming Ulrik Svane Thomsen as Chairman of the Advisory Board. On the same date, the Company named Mr. Peter Hewitt and Mr. Louis Yerolemou as members of the Advisory Board.  Mr. Hewitt and Mr. Yerolemou shall serve for a period of two years as advisors to the Company for business development and growth strategies, as well as other advisory services as determined from time to time by the Board of Directors.  As consideration for their involvement, both Mr. Hewitt and Mr. Yerolemou will receive a one-time payment of $10,000USD and 211,750 shares of the Company's common stock.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with the exception that our current officers and directors have failed to file any such reports.  We anticipate that such reports will be filed within 30 days.

Audit Committee

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

Compensation Committee

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

ITEM 11.	EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008:

 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ulrik Svane Thomsen (1) Chief Executive Officer, President, Chief Financial Officer & Treasurer	2009 2008	4,588 44,402
Jacob W. Lemmeke, (2) Director & Secretary	2009 2008	0 39,468
Nadezda Bulichera (3) Chief Financial Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, & Director	2008
Vasili Borisov (4) Chief Executive Officer, President, & Director	2008

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Narrative to Security Ownership of Management Table

(1)           Mr. Thomsen receives compensation of $0 monthly commencing in September 2009.
(2)           Mr. Lemmeke receives compensation of $0 monthly commencing in September 2009.
(3)           On September 9, 2009, Ms. Nadezda Bulichera resigned from all positions with the Company.
(4)           On September 9, 2009, Mr. Vasili Borisov resigned from all positions with the Company.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2009 and 2008.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2009 there were 12,100,000 shares of our common stock outstanding:
Name and Address of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)

Ulrik Svane Thomsen Klovermarken 42 3060 Espergaerde, Denmark	500,000	4.1%
Jacob W. Lemmeke Sortevej 3 3070 Snekkersten, Denmark	500,000	4.1%
All executive officers and directors as a group (2 persons)	1,000,000	8.3%
Beneficial Shareholders greater than 5%
IQ Division Corp. (2) 1802 North Carson Street, Suite 108 Carson City, NV 89701	3,500,000	28.9%
Sapiens Alliance Ltd. (3) Akara Bldg., 24 De Castro Street Wickhams Cay I Road town, Tortola, British Virgin Islands	1,500,000	12.4%
Svaneco Ltd. (4) Akara Bldg., 24 De Castro Street Wickhams Cay I Road town, Tortola, British Virgin Islands	1,500,000	12.4%
(1)           Applicable percentage of ownership is based on 12,100,000 shares of common stock outstanding on December 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2)           Rene Lauritsen, a resident of Denmark, has dispositive and voting power over the shares of IQDivision Corp., a Nevada company, of which he is the sole officer and director.

(3)           Rene Lauritsen, a resident of Denmark, has dispositive and voting power over the shares of Sapiens Alliance Ltd., a BVI company, of which he is the director.

(4)           Jesper Svane, a resident of Denmark, has dispositive and voting power over the shares of Svaneco Ltd., a BVI company, of which he is the director.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•          disclosing such transactions in reports where required;
•          disclosing in any and all filings with the SEC, where required;
•          obtaining disinterested directors consent; and
•          obtaining shareholder consent where required.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit Fees	$15,000	$11,580
Audit Related Fees	-	-
Tax Fees	1,000	-
All Other Fees	-	-
Total	$16,000	$11,580

Audit Fees

During the fiscal years ended December 31, 2009 and 2008, we incurred approximately $16,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2009 and 2008.

During the fiscal year ended December 31, 2008, we incurred approximately $11,580 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV
ITEM 15.                      EXHIBITS.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Consolidated Balance Sheet of Ethos Environmental, Inc., and subsidiaries as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development  stage to December 31, 2009, and Statements of Cash Flows for the year ended December 31, 2009, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
3.01a	Restated Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009	Incorporated by reference on the Company's Current Report on Form 8-K filed with the SEC on December 7, 2009.
3.02	Bylaws	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
10.1	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K.
10.2	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.3	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.4	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOGGERWAVE, INC.

/s/

Dated:  March 30, 2010                                                                           __________________________________________________
By: Ulrik Svane Thomsen
Its: President and Principal Executive Officer

/s/

Dated:  March 30, 2010                                                                           __________________________________________________
By: Ulrik Svane Thomsen
Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/

Dated:  March 30, 2010                                                                           __________________________________________________
Ulrik Svane Thomsen, Director

/s/
Dated:  March 30, 2010                                                                           __________________________________________________
Jacob W. Lemmeke, Director