Form 10-Q
period 2010-03-31
Bloggerwave, Inc.
filed 2010-05-24
CIK 1446727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-154221

BLOGGERWAVE INC.

(Name of small business issuer in its charter)

Nevada	26-3126279
(State of incorporation)	(I.R.S. Employer Identification No.)

800 West El Camino Real, Suite 180

Mountain View, CA 94040

(Address of principal executive offices)

Telephone: (650) 943-2490

Facsimile: (650) 962-1188

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. .     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .. Accelerated Filer ..
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       . Yes X  . No

As of May 14, 2010, there were 84,700,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

BLOGGERWAVE INC. *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “BLGW”, “we”, “us” and “our” are references to Bloggerwave, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
BALANCE SHEETS
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	March 31,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalent	$1,365	$115
Accounts receivable	5,793	9,282
Prepaid expenses	3,731	2,511

Total current assets	10,889	11,908

Property and Equipment:
Computer & office equipment	10,715	3,866
Less - Accumulated depreciation	(2,216)	(1,611)

Net property and equipment	8,499	2,255

Total Assets	$19,388	$14,163

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$10,566	$6,150
Accrued liabilities	70,361	79,612
Deferred revenues	1,330	1,330
Due to related party - Director and stockholder	112,573	81,299
Loan from shareholder	12,000	12,000

Total current liabilities	206,830	180,391

Total liabilities	206,830	180,391

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 84,700,000 shares issued and
outstanding in 2010 and 2009, respectively	84,700	84,700
Discount on common stock	(76,733)	(76,733)
Accumulated comprehensive income	909	230
Accumulated (deficit)	(196,318)	(174,425)

Total stockholders' (deficit)	(187,442)	(166,228)

Total Liabilities and Stockholders' (Deficit)	$19,388	$14,163

The accompanying notes are an integral part of these financial statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales, net	$60,508	$31,282

Cost of Goods Sold	2,788	4,404

Gross Profit	57,720	26,878

Sales, General and Administrative	79,013	25,721

Income (Loss) from Operations	(21,293)	1,157

Other income (expense)
Interest (expense)	(600)	(188)

Provision for Income Taxes	-	-

Net income (Loss)	(21,893)	969

Other Comprehensive (Loss):
Foreign currency translation	679	8

Total Comprehensive Income (Loss)	$(21,214)	$977

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	84,700,000	84,700,000

The accompanying notes are an integral part of these financial statements

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

				Accumulated
				Other
	Common Stock		Discount on	Comprehensive	Accumulated
Description	Shares	Amount	Common stock	Income	(Deficit)	Total

Balance - December 31, 2009	84,700,000	$84,700	$(76,733)	$230	$(174,425)	$(166,228)

Foreign currency translation adjustment	-	-	-	679	-	679

Net (loss) for the period	-	-	-	-	(21,893)	(21,893)

Balance - March 31, 2010 (unaudited)	84,700,000	$84,700	$(76,733)	$909	$(196,318)	$(187,442)

The accompanying notes are an integral part of these financial statements

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating Activities:
Net income (loss)	$(21,893)	$969
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation	605	-
Changes in net assets and liabilities:
Accounts receivable - Trade	3,489	-
Prepaid expense	(1,220)	-
Accounts payable - Trade	4,416	-
Accrued liabilities	(9,251)	(1,477)

Net Cash (Used in) Operating Activities	(23,854)	(508)

Investing Activities:
Purchases of computer equipment	(6,849)	(1,084)

Net Cash (Used in) Investing Activities	(6,849)	(1,084)

Financing Activities:
Proceeds from bank line of credit	-	1,583
Proceeds from Director and stockholder	31,274	-

Net Cash Provided by Financing Activities	31,274	1,583

Effect of Exchange Rate Changes on Cash	679	9

Net Increase in Cash and Equivalent	1,250	-

Cash and Cash Equivalent - Beginning of Period	115	-

Cash and Cash Equivalent - End of Period	$1,365	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Given that Bloggerwave ApS is considered to have acquired the Company by a reverse merger through an Agreement and Plan of Merger, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2010, and December 31, 2009, and the operations for the three months ended March 31, 2010, and 2009, of Bloggerwave ApS under the name of the Company.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Bloggerwave ApS brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

   Accounts Receivable

Trade accounts receivable are recorded on services provided to customers, and generally are due under the terms of net 30 days.  The trade receivables are not collateralized and interest is not accrued on past due accounts.  Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.  As of March 31, 2010, and 2009, the balance of the allowance for doubtful account was $2,892 and $0, respectively.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2010, and 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to (ASC 830-30). The Company’s functional currency is the Danish Krone (DKK).  Under (ASC 830-30), all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of the Company are denominated in United States dollars or other currencies.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

   Deferred Revenues

Prepayments from customers for merchandise that has not yet been shipped are recognized as deferred revenues in the accompanying financial statements.

   Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company is required to collect a 25 percent value-added-tax (“VAT”) on each domestic sale, but no needs to collect VAT for international sales. Gross revenues do not include this VAT, which is remitted to the government semiannually.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2010, and 2009.

   Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and 2009, and revenues and expenses for the three months ended March 31, 2010, and 2009. Actual results could differ from those estimates made by management.

(2)  Business Activities and Going Concern

The Company is currently devoting substantially all of its efforts towards conducting marketing of its products.  The business plan of the Company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

The Company has experienced an accumulated (deficit) through March 31, 2010, amounting to $(196,318).  Since its organization and incorporation, the Company has initiated its activities in developing an innovative straightforward business model that helps companies spread Internet buzz about their products, brands, and services.  Marketers realize that blogs are gathering large, loyal, and youthful followings.  Bloggerwave is the key for companies wishing to access this market.

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

(3)  Loans from Directors and Officers

As of March 31, 2010 and December 31, 2009, loans from an individual who is a Director and officer of the Company amounted to $112,573, and $81,299, respectively.  The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

As of March 31, 2010, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes, and bears an interest rate of 6 percent.

(4)  Common Stock

On September 9, 2009, as part of the Merger Agreement, the Company changed the number of authorized shares of common stock from 75,000,000 shares with a par value of $0.001 per share to 200,000,000 with a par value of $.001 per share.  No other classes of stock are authorized.  As of March 31, 2010, the Company had not granted any stock options or recorded any stock-based compensation.

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

(5)  Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

	Three months Ended
	March 31,
	2010	2009

Current Tax Provision
Federal
Taxable Income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforward	4,368	$(145)
Change in valuation allowance	(4,368)	145

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	As of	As of
	March 31,	December 31,
	2010	2009

Loss carryforwards	$21,893	26,164
Less - Valuation allowance	(21,893)	(26,164)

Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010 and December 31, 2009, the Company had approximately $196,318 and $174,425, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6)  Related Party Transactions

As described in Note 3, as of March 31, 2010, and December 31, 2009, the Company owed $112,573 and $81,299, respectively, to an individual who is a Director and officer of the Company.

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

As described in Note 3, as of March 31, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes and bear interest rate of 6 percent.

(7)  Commitments

On April 16, 2009, the Company entered into an Authorized Reseller Agreement (“Agreement”) with an unrelated third party.  The Agreement grants to Salomatkin & Partners the nonexclusive right to resell products supplied by the Company in the Moscow Region in Russia for one year.

(8)  Recent Accounting Pronouncements

FASB Accounting Standards Codification (ASC) Topic 105 — Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on Bloggerwave’s financial statements.

ASC topic 815 — “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  ASC 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, ASC 815 requires:

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

ASC Topic 944 — Financial Services — Insurance (Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60) (ASC 944). This accounting guidance was originally issued in May 2008 and is now included in ASC 944. This guidance requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies the recognition and measurement criteria to be used to account for premium revenue and claim liabilities in financial guarantee insurance contracts. The guidance also requires expanded disclosures about financial guarantee insurance contracts. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of ASC 944.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

ASC Topic 958 — On May 22, 2009, the FASB issued ASC 958, “Not-for-Profit Entities: Mergers and Acquisitions”.  ASC 958 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

ASC 958 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

ASC Topic 855 — On May 28, 2009, the FASB issued ASC 855, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 provides:

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

ASC Topic 860— In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  ASC 860 is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ASC Topic 810 — In June 2009, the FASB issued ASC 810, "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(9)  Subsequent Events

On April 7, 2010, the Company appointed M&K CPAS, PLLC (“MKC”) as the registered independent public accountant and dismissed Davis Accounting Group (“DAG”).

On April 21, 2010, the Company announced that it has engaged Propeople, a leading programming company, to develop the second generation of the Bloggerwave website.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS

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

However, on September 9, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave Inc., a company incorporated under the laws of Denmark (“Bloggerwave”).  Per the terms of the Merger Agreement, the Company would survive the merger as the operating company. In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave (the “Bloggerwave Shareholders”) on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholder; and (ii) issued 3,000,000 shares of its common stock to the management of Bloggerwave (the “Bloggerwave Management”). As a result of the Merger Agreement, we changed our name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

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

Client Benefits

- Any message can be spread like lightning
- Access to independent bloggers all over the world
- Their independent reviews strengthen credibility
- Page links to client website on blogs gets them a better page ranking and increased web traffic
- Low cost, high effect, measurable results
- Fast, efficient, easy to use
- Can be used as a market research tool in addition to an advertising tool, by tracking comments

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

Why Corporations are Increasingly Using SMO?

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

$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
Interactive marketing spend (US $ millions)
Mobile marketing
Social media
Email marketing
Display advertising
Search marketing

	2008	2009	2010	2011	2012	2013	2014	CAGR
Mobile marketing	$232	$391	$561	$748	$950	$1,131	$1,274	27%
Social media	$455	$716	$935	$1,217	$1,649	$2,254	$3,113	34%
Email marketing	$1,170	$1,248	$1,355	$1,504	$1,676	$1,867	$2,081	11%
Display advertising	$7,699	$7,829	$8,395	$9,846	$11,732	$14,339	$16,900	17%
Search marketing	$13,516	$15,393	$17,765	$20,763	$24,299	$27,786	$31,588	15%
Total	$23,073	$25,577	$29,012	$34,077	$40,306	$47,378	$54,956	17%
Percent of all ad spend	9%	10%	11%	13%	15%	17%	19%	

1
Entire contents © 2009 Forrester Research, Inc. All rights reserved.

Source: Forrester Research Interactive Advertising Forecast, 4/09 (US Only)

SMO marketing is a relatively new field that is closely associated with SEO marketing (engaging in strategies that ensure a company’s name turns up high on search engines). Businesses that engage in SEO are earning revenues in the $5 million USD range. SMO marketing is considered the "next generation” of SEO marketing. The following pages charts list the top performing SEO marketing companies in the US and the UK. As SMO is so new, no such equivalent market data yet exists.

Top 5 US SEO Companies:

Best Search Engine Optimization Companies - October 2009

● EXCELLENT ◓ VERY GOOD ○ GOOD ↑ UPWARD TREND ↓ DOWNWARD TREND NC NO CHANGE

RANK	COMPANY NAME	YEAR FOUNDED	REVENUE	FULLTIME EMPLOYEES	ACTIVE CLIENTS	CLIENT RETENTION RATE	PRICING (L,M,H)	CLIENTS	Overall Score (0–100; G, VG, E)	Needs Analysis	Keyword Analysis	On Page Optimization	Off Page Optimization	Reporting Methods	Change in Rank	
1	**Increase Visibility Inc.** California, USA James A. Lisi	2003	Over $5 million	26 - 50	300+	96%	L	Quick Step, IGE, Royal Wolf, VitalStream	100%	●	●	●	●	●	NC	More Info
2	**WebiMax** New Jersey, USA Kenneth C. Wisnefski	2008	$3 million - $4,999,999	26 - 50	60	98%	M	Go Big Network, US Data Corporation, Davids Bridal	97%	●	●	◓	●	●	NC	More Info
3	**SEOP** California, USA Rhonda Spears	2000	Over $5 million	Above 100	500+	96%	M	TVG, Siemens, Vibe	96%	●	◓	●	●	●	NC	More Info
4	**Intrapromote LLC.** Ohio, USA Sean Bolton	1999	Over $5 million	26 - 50	75	95%	M	HSBC, Fisher-Price, Honda, Cleveland Clinic	93%	●	●	●	●	◓	NC	More Info
5	**ArteWorks SEO** Texas, USA Matt Foster	1995	$1 million - $2,999,999	11 - 25	30	98%	M	All Star Directories, Red McCombs Media, Texas Association for the Education of Young Children, Bullion Direct	91%	●	●	◓	●	●	NC	More Info

Top 5 SEO UK Companies:

Best Search Engine Optimization Companies in United Kingdom - October 2009

Legend: ● EXCELLENT | ◐ VERY GOOD | ○ GOOD | ↑ UPWARD TREND | ↓ DOWNWARD TREND | NC NO CHANGE

RANK	COMPANY NAME	YEAR FOUNDED	REVENUE	FULLTIME EMPLOYEES	ACTIVE CLIENTS	CLIENT RETENTION RATE	PRICING (L,M,H)	CLIENTS	Overall Score (0–100; G / VG / E)	Needs Analysis	Keyword Analysis	On Page Optimization	Off Page Optimization	Reporting Methods	Change in Rank	
1	**SEO Consult** United Kingdom Matt Bullas	2004	Over £5 million	51 - 100	250+	90%	M	Mazuma Mobile, JJB Sports, EUKHost, Colgate Palmolive	100%	Excellent	Excellent	Excellent	Excellent	Excellent	NC	More Info
2	**Weblinx Limited** Nelson, United Kingdom Craig Upton	2004	£1 million - £2,999,999	11 - 25	200+	90%	M	Sleep Pro, Ever Edge, Best4Balls, International Air Charter	97%	Very Good	Excellent	Very Good	Excellent	Excellent	NC	More Info
3	**Just Search** United Kingdom Neil walker	2003	Over £5 million	51 - 100	680	92%	M	Carillion PLC, Sports Direct, Fragrance Direct, Ultralase	96%	Excellent	Excellent	Excellent	Very Good	Very Good	NC	More Info
4	**High Position Limited** United Kingdom Shaun Parker	1995	£3 million - £4,999,999	26 - 50	200	80%	M	Sony, Keith Prowse, Cooper BMW, Budget Rent a Car	93%	Excellent	Very Good	Excellent	Excellent	Very Good	NC	More Info
5	**Smart Traffic Ltd** United Kingdom Ben Neve	2006	£1 million - £2,999,999	Above 100	1000+	85%	M	Therapy Clothing, Student Computers, USB Factory	91%	Very Good	Excellent	Excellent	Excellent	Very Good	NC	More Info

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

6. PayU2Blog

www.payu2blog.com

Bloggerwave’s Competitive Advantage

Bloggerwave sets itself apart from the competition in the following ways:

•

European Market Leader - Bloggerwave’s competition is all U.S.-based, giving it the unique advantage of international perspective, and direct advertising access to international markets.

•

Multilingual - Bloggerwave has English, Danish, Swedish, and German websites. Advertisers can reach all four linguistic markets with one advertising assignment.

•

Personalized Services - Each client is assigned a personal Bloggerwave team that assists them in writing their core advertising copy and provides input into which blogs are the best fit for the assignment. The team reviews all blog postings to ensure that they are in accordance with client guidelines, and then approves them on behalf of the client.

•

Unique Tracking Feature and Campaign Reports - Clients can regularly log on to Bloggerwave to view the progress of their blogging campaigns. Bloggerwave provides clients with a comprehensive report upon completion of the blogging campaign.

•

Advertising and Market Research in One -Clients can receive instant consumer feedback by following their blogging campaigns, as blog readers often post ‘reader comments’ on blog product reviews.

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

Target markets:

Corporate Advertising.

Positioning:

Bloggerwave has already positioned itself as the premier corporate blogging company in

Europe.The company’s intent is to maintain and bolster this status, as well as build its reputation in US and Asia.

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

Offices

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

Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time-to-time become a party to various legal proceedings arising in the ordinary course of our business.

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

RESULTS OF OPERATIONS

Working Capital

	At March 31, 2010	At December 31, 2009
Current Assets	$ 19,388	$ 14,163
Current Liabilities	$ 206,830	$180,391
Working Capital (Deficit)	$ 187,442	$166,228

Cash Flows

	Three months Ended	Three months Ended
	March 31, 2010	March 31, 2009
Cash Flows from (used in) Operating Activities	$ 23,854	$ 508
Cash Flows from (used in) Investing Activities	6,849	1,084
Cash Flows from (used in) Financing Activities	(31,274)	(1,583)
Net Increase (decrease) in Cash During Period	$ 1,250	$ 0

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had total assets of $19,388 consisting of cash of $1,365. At March 31, 2010, we had total current liabilities of $206,830, consisting of accounts payable of $10,566.

During the three months ended March 31, 2010, we used cash of $23,854 in operations.  During the three months ended March 31, 2009, we used $508 in operations.  During the three months ended March 31, 2010, net losses of $29,118 were not adjusted for any non-cash items.  During the three months ended March 31, 2009, net losses of $969 were not adjusted for any non-cash items.

During the three months ended March 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the three months ended March 31, 2010, we received $31,274 from our financing activities.  During the three months ended March 31, 2009, we received $1,583 from our financing activities

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

For the Three months Ended March 31, 2010 compared to the Three months Ended March 31, 2009

We incurred operating expenses of $79,012 and $25,721 for the three month periods ended March 31, 2010 and 2009, respectively. The increase of $53,291 is a result of the increase in professional fees and general and administrative expenses over the prior period.

During the three months ended March 31, 2010, we recognized a net loss of $21,893 compared to a net gain of $969 for the three months ended March 31, 2009. The increase was a result of the increase in operational expenses as discussed above.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Sales of Equity Securities for Cash:

None.

2.

Issuance of Equity Securities in exchange for services:

None.

3.

Convertible Securities:

None.

4.

Outstanding Warrants:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on January 28, 2010.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
10.01	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K
10.02	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.03	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.04	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOGGERWAVE  INC.

Dated: May 21, 2010

By:

 /s/ Ulrik Svane Thomsen

ULRIK SVANE THOMSEN

President and CEO