Form 10-Q
period 2010-06-30
Bloggerwave, Inc.
filed 2010-08-16
CIK 1446727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . Q UARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-154221

BLOGGERWAVE INC.

(Name of small business issuer in its charter)

Nevada	26-3126279
(State of incorporation)	(I.R.S. Employer Identification No.)

1128 Royal Palm Beach Blvd. Suite 233,

Royal Palm Beach, Florida, 33411

(Address of principal executive offices)

Telephone: (650) 943-2490

Facsimile: (650) 962-1188

(Registrant’s telephone number)

800 West El Camino Real, Suite 180

Mountain View, CA 94040

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 12, 2010 there were 85,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

BLOGGERWAVE INC. *

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “BLGW”, “we”, “us” and “our” are references to Bloggerwave, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
BALANCE SHEETS
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	June 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$10,764	$115
Accounts receivable	11,940	9,282
Prepaid expenses	119,413	2,511

Total current assets	142,117	11,908

Property and Equipment:
Computer & office equipment	16,161	3,866
Less - Accumulated depreciation	(2,994)	(1,611)

Net property and equipment	13,167	2,255

Total Assets	$155,284	$14,163

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$12,617	$6,150
Accrued liabilities	58,859	79,612
Accrued interest	1,423	-
Deferred revenues	1,330	1,330
Due to related party - Director and stockholder	129,117	81,299
Notes Payable	144,890	12,000

Total current liabilities	348,236	180,391

Total liabilities	348,236	180,391

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 85,000,000 shares issued and
outstanding at June 30, 2010 and 84,700,000
at December 31, 2009, respectively	85,000	84,700
Discount on common stock	(76,733)	(76,733)
Paid in capital	82,500	-
Accumulated comprehensive (loss)	42,248	230
Accumulated (deficit)	(325,967)	(174,425)

Total stockholders' (deficit)	(192,952)	(166,228)

Total Liabilities and Stockholders' (Deficit)	$155,284	$14,163

The Accompanying Notes are an Integral Part of These Financial Statements

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010	2009

Sales, net	$57,656		$7,244		$118,164	$27,426

Cost of Goods Sold	31,701		4,350		34,489	19,959

Gross Profit	25,955		2,894		83,675	7,467

Sales, General and Administrative	148,326		5,223		226,717	23,801

Bad debt	4,758		-		4,758	-

Depreciation	1,150		237		1,773	452

(Loss) from Operations	(128,279)		(2,566)		(149,573)	(16,786)

Other income (expense)
Interest (expense)	(1,369)		(216)		(1,969)	(404)

Provision for Income Taxes	-		-		-	-

Net (Loss)	(129,648)	-	(2,782)	-	(151,542)	(17,190)

Other Comprehensive (Loss):
Foreign currency translation	41,339		5,796		42,018	(430)

Total Comprehensive (Loss)	$(88,309)		$3,014		$(109,524)	$(17,620)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)		$(0.00)		$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	84,792,308		84,700,000		84,746,409	84,700,000

The Accompanying Notes are an Integral Part of These Financial Statements

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009
(Unaudited)

					Accumulated
					Other
	Common Stock		Discount on	Paid in	Comprehensive	Accumulated
Description	Shares	Amount	Common stock	capital	(Loss)	(Deficit)	Total

Balance - December 31, 2009	84,700,000	$84,700	$(76,733)	$-	$230	$(174,425)	$(166,228)

Common stock issued for consulting fees	300,000	300	-	82,500	-	-	82,800
Foreign currency translation adjustment	-	-	-	-	42,018	-	42,018
Net (loss) for the period	-	-	-	-	-	(151,542)	(151,542)

Balance - June 30, 2010	85,000,000	$85,000	$(76,733)	$82,500	$42,248	$(325,967)	$(192,952)

The Accompanying Notes are an Integral Part of These Financial Statements

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009
(Unaudited)
	Six Months Ended
	June 30,
	2010	2009

Operating Activities:
Net (loss)	$(151,542)	$(17,190)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,773	452
Shares issued for services	82,800
Changes in net assets and liabilities:
Accounts receivable - Trade	(2,658)	9,475
Prepaid expense	(116,902)	-
Accounts payable - Trade	6,660	(17)
Accrued liabilities	(20,754)	1,169
Accrued interest	1,423	-

Net Cash (Used in) Operating Activities	(199,200)	(6,111)

Investing Activities:
Purchases of computer equipment	(12,877)	(895)

Net Cash (Used in) Investing Activities	(12,877)	(895)

Financing Activities:
Proceeds from bank line of credit	-	2,914
Proceeds from Director and stockholder	180,708	4,522

Net Cash Provided by Financing Activities	180,708	7,436

Effect of Exchange Rate Changes on Cash	42,018	(430)

Net Increase in Cash and Equivalent	10,649	-

Cash and Cash Equivalent - Beginning of Period	115	-

Cash and Cash Equivalent - End of Period	$10,764	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Given that Bloggerwave ApS is considered to have acquired the Company by a reverse merger through an Agreement and Plan of Merger, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2010, and December 31, 2009, and the operations for the three and six months ended June 30, 2010, and 2009, of Bloggerwave ApS under the name of the Company.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Bloggerwave ApS brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

   Accounts Receivable

Trade accounts receivable are recorded on services provided to customers, and generally are due under the terms of net 30 days.  The trade receivables are not collateralized and interest is not accrued on past due accounts.  Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.  As of June 30, 2010, and 2009, the balance of the allowance for doubtful account was $5,793 and $0, respectively.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

   Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company is required to collect a 25 percent value-added-tax (“VAT”) on each domestic sale, but does not need to collect VAT for international sales. Gross revenues do not include this VAT, which is remitted to the government semiannually.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2010, and 2009.

   Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and December 31, 2009, and revenues and expenses for the three and six months ended June 30, 2010, and 2009. Actual results could differ from those estimates made by management.

(2)  Business Activities and Going Concern

The Company is currently devoting substantially all of its efforts towards conducting marketing of its products.  The business plan of the Company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

The Company has experienced an accumulated (deficit) through June 30, 2010, amounting to $(325,967).  Since its organization and incorporation, the Company has initiated its activities in developing an innovative straightforward business model that helps companies spread Internet buzz about their products, brands, and services.  Marketers realize that blogs are gathering large, loyal, and youthful followings.  Bloggerwave is the key for companies wishing to access this market.

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

(3)  Loans from Directors and Officers

As of June 30, 2010 and December 31, 2009, loans from an individual who is a Director and officer of the Company amounted to $127,156, and $81,299, respectively.  The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

As of June 30, 2010 and December 31, 2009, loans from an individual who is a Director and officer of the Company amounted to $1,961 and $0, respectively.  The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

As of June 30, 2010, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes, and bears an interest rate of 6 percent. Interest accrued as of June 30, 2010 is $481 and interest expense is $357 for six months ended June 30, 2010

As of June 30, 2010, a loan from a Company amounted to $120,910. The loan was provided for working capital purposes, and bears an interest rate of 10 percent, due in one year. Interest accrued as of June 30, 2010 is $779 and interest expense is $850 for six months ended June 30, 2010.

As of June 30, 2010, a loan from an individual amounted to $11,980. The loan was provided for working capital purposes, and bears an interest rate of 10 percent, due and payable on demand upon 10 days written notice by Lender. Interest accrued as of June 30, 2010 is $163 and interest expense is $177 for six months ended June 30, 2010.

(4)  Common Stock

On September 9, 2009, as part of the Merger Agreement, the Company changed the number of authorized shares of common stock from 75,000,000 shares with a par value of $0.001 per share to 200,000,000 with a par value of $.001 per share.  No other classes of stock are authorized.  As of June 30, 2010, the Company had not granted any stock options or recorded any stock-based compensation.

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

On June 8, 2010, the Company issued 300,000 restricted shares of its Common Stock to Envisionte, LLC  (“Envisionte”) in accordance with the terms of a consulting Agreement, dated June 2, 2010, between the Company and Envisionte.  Envisionte will provide consulting services to the Company.  The transaction for the services was valued at $82,800. The fair market value was calculated by using June 02’s stock closing price $0.276 multiply stock number which is 300,000.

As of June 30, 2010, there were 85,000,000 shares of common stock issued and outstanding.

(5)  Related Party Transactions

As described in Note 3, as of June 30, 2010, and December 31, 2009, the Company owed $129,117 and $81,299, respectively, to two individuals who are Directors and officers of the Company.

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

As described in Note 3, as of June 30, 2010, a loan from an individual who is a former Director and officer of the Company amounted to $12,000.  The loan was provided for working capital purposes and bear interest rate of 6 percent.

(6)  Commitments

On June 8, 2010, the Company entered into a Consulting Agreement with Envisionte, LLC, (“Envisionte”) an Arizona limited liability company. Pursuant to the terms and conditions of the Consulting Agreement, Envisionte shall assist the Company with the business development for a period of six months. In exchange, the Company shall pay Envisionte an aggregate of $120,000, and the Company issued 300,000 restricted shares of its Common Stock to Envisionte.

(7)  Recent Accounting Pronouncements

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

BUSINESS

Corporate History

We were incorporated in the State of Nevada on December 21, 2006 under the name Elevated Concepts, Inc. From inception through September 9, 2009, our business model was to export and sell green,  eco-friendly,  biodegradable,  non-toxic  household  products and building materials used in housing  construction  and home  renovation  in the emerging  markets of Russia,  Ukraine  and other  Eastern  European  countries  from  North  American manufacturers. We planned to start with sale and distribution of construction and household materials which will be used in "green development" projects in the suburban areas of Moscow, Russia.

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

Business Overview

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

Bloggerwave’s business model attempts to connect corporate clients directly with thousands of pre-approved bloggers around the globe, giving the bloggers the opportunity to write about and “review” specific products or services and include a link to the company’s website. Once a company is blogged about, it increases its Internet buzz, credibility, site hits, ranking on search engines –and ultimately, its bottom line.

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

6.

All blogger postings are ranked by search engines and syndicated via RSS

7.

Clients pay a fee per posting. Bloggerwave pays the bloggers

8.

Clients are able to regularly review the progress of their blogging campaigns

RESULTS OF OPERATIONS

Working Capital

	At June 30, 2010	At December 31, 2009
Current Assets	$142,117	$11,908
Current Liabilities	$348,236	$180,391
Working Capital (Deficit)	$206,119	$168,483

Cash Flows

	Six months Ended	Six months Ended
	30-Jun-10	30-Jun-09
Cash Flows from (used in) Operating Activities	(199,200)	(6,088)
Cash Flows from (used in) Investing Activities	(12,877)	(895)
Cash Flows from (used in) Financing Activities	$180,708	$7,436
Effect of Exchange Rate Changes on Cash	$42,018	$(430)
Net Increase (decrease) in Cash During Period	$10,649	$-

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had total assets of $155,284 consisting of cash of $10,764. At June 30, 2010, we had total current liabilities of $348,236, consisting of accounts payable of $12,617.

During the six months ended June 30, 2010, we used cash of $199,200 in operations.  During the six months ended June 30, 2009, we used $6,088 in operations.  During the six months ended June 30, 2010, net losses of $151,542 were adjusted for amount of $84,573 for non-cash items.  During the six months ended June 30, 2009, net losses of $17,190 were adjusted for amount of $452 on depreciation.

During the six months ended June 30, 2010 and 2009, we spent $12,877 and $895 for purchasing of computer & software as our investing activities.

During the six months ended June 30, 2010, we received $180,708 from our financing activities.  During the six months ended June 30, 2009 we received $7,436 from our financing activities

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

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

For the three months Ended June 30, 2010 compared to the three months Ended June 30, 2009

We incurred operating expenses of $154,234 and $5,460 for the three month periods ended June 30, 2010 and 2009, respectively. The increase of $148,774 is a result of the increase in professional fees, consulting fee and general and administrative expenses over the prior period.

During the three months ended June 30, 2010, we recognized a net loss of $129,648 compared to a net loss of $2,782 for the three months ended June 30, 2009. The increase was a result of the increase in operational expenses as discussed above.

For the six months Ended June 30, 2010 compared to the six months Ended June 30, 2009

We incurred operating expenses of $233,248 and $24,253 for the six month periods ended June 30, 2010 and 2009, respectively. The increase of $208,995 is a result of the increase in professional fees, consulting fee and general and administrative expenses over the prior period.

During the six months ended June 30, 2010, we recognized a net loss of $151,542 compared to a net loss of $17,190 for the six months ended June 30, 2009. The increase was a result of the increase in operational expenses as discussed above.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on January 28, 2010.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
10.01	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009.	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K
10.02	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009.	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.03	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.04	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.05	Consulting Agreement between Bloggerwave, Inc and Envisionte, LLC dated June 8, 2010.	Filed with the SEC on June 14, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
16.01	Letter from Davis Accounting Group, P.C., dated April 29, 2010, to the Securities and Exchange Commission.	Filed with the SEC on April 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOGGERWAVE INC.

Dated: August 16, 2010

By:

/s/ Ulrik Svane Thomsen

ULRIK SVANE THOMSEN

President and CEO