Form 10-K/A
period 2009-09-30
Bloggerwave, Inc.
filed 2010-11-19
CIK 1446727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

(Exact name of registrant as specified in its charter)

Nevada	0-53631	26-3126279
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

800 West El Camino Real Suite 180 Mountain View, CA 94040
(Address of principal executive offices)

(650) 943-2490
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

The aggregate market value of common stock held by non-affiliates of the Registrant on December 30, 2009 based on the closing price on that date is Nil. The Registrant securities were initially listed on the Over the Counter Bulletin Board for trading on July 14, 2009, and since such time there has been no reported trades of the Company's common stock.

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

The number of shares of common stock outstanding as of January 11, 2010 was 17,100,000.

Documents incorporated by reference: None

BLOGGERWAVE, INC.

Table of Contents

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2010 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

However, on September 9, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave APS, a company incorporated under the laws of Denmark (“Bloggerwave”). Per the terms of the Merger Agreement, the Company would survive the merger as the operating company. In accordance with the terms and provisions of the Merger Agreement, in exchange for all of the issued and outstanding shares of Bloggerwave APS, the Company: (i) issued an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave (the “Bloggerwave Shareholders”) on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholder; and (ii) issued 3,000,000 shares of its common stock to the management of Bloggerwave (the “Bloggerwave Management”). As a result of the Merger Agreement, we changed our name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009, which Amendment also increased our authorized shares from 75,000,000 to 200,000,000. Following the closing of the Merger Agreement, Bloggerwave Aps., a Danish corporation, is now a wholly operating owned subsidiary of the Company.

With respect to the filing of the Certificate of Amendment, we failed to comply with Section 14 of the Securities Exchange Act of 1934. Prior to amending our Articles of Incorporation, we were required to notify our stockholders and file an information statementon Schedule 14C with the SEC consistent with Regulation 14C. Although our Board of Directors and the majority of our shareholders approved the Merger Agreement and amendment to our Articles of Incorporation, such actions should not have been effectuated without the filing of an information statement on Schedule 14C.

Further, as a result of the Merger Agreement, our then-existing directors resigned and concurrently appointed Mr. Ulrik Svane Thomsen (“Mr. Thomsen”) and Mr. Jacob Lemmeke (“Mr. Lemmeke”) as members of the Company's Board of Directors. Pursuant to Rule 14f-1, since Mssrs. Thomsen and Lemmeke concurrently acquired shares of the Company's common stock, we were required to notify our stockholders and file an information statement on Schedule 14Fwith the SEC. The Company effected the change in its Board of Directors without complying with Rule 14f-1.

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

Mission

Bloggerwave helps its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services. We already have over 27,000 registered bloggers, and have served many big-name corporate clients. Bloggerwave intends to maintain its position mission in Europe, and expand into markets in Asia and the U.S.

History

Bloggerwave is a young, dynamic European company founded by two entrepreneurs in Humlebaek, Denmark.

The business rationale behind Bloggerwave was based on an emerging trend on the Internet: the meteoric rise and power of social media (blogs, online communities and networks such as MySpace and Facebook). Mssrs. Thomsen and Lemmeke saw these emerging forms of media as new, unchartered platforms for lucrative advertising opportunities. Not blatant or obtrusive advertising in the form of flashing or moving banner ads, but advertising via subtle promotion within the media themselves. They had the idea to incentive bloggers with wide readerships to review, try out, or promote certain products or services, writing about them on their blogs. In the Information Age where people are inundated and growing weary and distrustful of advertising, consumers are increasingly turning to their peers on the internet for honest product reviews or opinions. The Bloggerwave business model capitalizes on this paradigm shift in consumer focus, and targets the blogs (or consumer peers) directly for marketing opportunities.

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

Bloggerwave for Bloggers:

More and more people have their own blog. Based on information available at www.alexa.com, there are close to 200,000 new blogs being created every day.

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

The Market for Bloggerwave

Social Media Optimization

Bloggerwave is at the forefront of a developing industry: Social Media Optimization (SMO). Companies looking for new ways to reach their target markets have realized that the best way to access the hearts and minds of their customers is by reaching out through social media (blogs, online communities, online social networks, etc.) Progressive companies “in the know” are now accessing their markets through viral marketing campaigns on YouTube, MySpace, Facebook, and Twitter. Commercial blogging is a logical extension of this.

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

Why Corporations are Increasingly Using SMO

1.

Its where the consumers are

No matter how non-technical customers are, social media impacts their consumption decisions. Social media’s impact on traditional media is increasing on a daily basis. Newspapers, television, and radio, are realizing that certain networks are sometimes even faster than the AP newswire. This impacts which news is presented in a traditional sense. The geeks, webmasters, the trendsetters, and other folks who are on the bleeding edge are now watching social media outlets and republishing to the channels that customers are consuming from.

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

1
Entire contents © 2009 Forrester Research, Inc. All rights reserved.

Source: Forrester Research Interactive Advertising Forecast, 4/09 (US Only)

SMO marketing is a relatively new field that is closely associated with SEO marketing (engaging in strategies that ensure a company’s name turns up high on search engines). Businesses that engage in SEO are earning revenues in the $5 million USD range. SMO marketing is considered the “next generation” of SEO marketing. The following pages charts list the top performing SEO marketing companies in the US and the UK. As SMO is so new, no such equivalent market data yet exists.

Top 5 US SEO Companies:

Best Search Engine Optimization Companies- November 2009

EXCELLENT | VERY GOOD | GOOD | UPWARD TREND | DOWNWARD TREND | NC NO CHANGE

RANK	COMPANY NAME	YEAR FOUNDED	REVENUE	FULLTIME EMPLOYEES	ACTIVE CLIENTS	CLIENT RETENTION RATE	PRICING (L,M,H)	CLIENTS	Overall Score (0–100; G VG E)	Needs Analysis	Keyword Analysis	On Page Optimization	Off Page Optimization	Reporting Methods	Change in Rank	
1	**Increase Visibility Inc.** California, USA James A. Lisi	2003	Over $5 million	26 - 50	300+	96%	L	Quick Step, IGE, Royal Wolf, VitalStream	100%	Excellent	Excellent	Excellent	Excellent	Excellent	NC	More Info
2	**WebiMax** New Jersey, USA Kenneth C. Wisnefski	2008	$3 million - $4,999,999	26 - 50	60	98%	M	Go Big Network, US Data Corporation, Davids Bridal	97%	Excellent	Excellent	Very Good	Excellent	Excellent	NC	More Info
3	**SEOP** California, USA Rhonda Spears	2000	Over $5 million	Above 100	500+	96%	M	TVG, Siemens, Vibe	96%	Excellent	Very Good	Excellent	Excellent	Excellent	NC	More Info
4	**Intrapromote LLC.** Ohio, USA Sean Bolton	1999	Over $5 million	26 - 50	75	95%	M	HSBC, Fisher-Price, Honda, Cleveland Clinic	93%	Excellent	Excellent	Excellent	Excellent	Very Good	NC	More Info
5	**ArteWorks SEO** Texas, USA Matt Foster	1995	$1 million - $2,999,999	11 - 25	30	98%	M	All Star Directories, Red McCombs Media, Texas Association for the Education of Young Children, Bullion Direct	91%	Excellent	Excellent	Very Good	Excellent	Excellent	NC	More Info

Source: www.invisiblepr.com

Top 5 SEO UK Companies:

Best Search Engine Optimization Companies- November 2009

EXCELLENT | VERY GOOD | GOOD | UPWARD TREND | DOWNWARD TREND | NC NO CHANGE

RANK	COMPANY NAME	YEAR FOUNDED	REVENUE	FULLTIME EMPLOYEES	ACTIVE CLIENTS	CLIENT RETENTION RATE	PRICING (L,M,H)	CLIENTS	Overall Score (0–100; G, VG, E)	Needs Analysis	Keyword Analysis	On Page Optimization	Off Page Optimization	Reporting Methods	Change in Rank	
1 (Winner)	**SEO Consult** United Kingdom Matt Bullas	2004	Over £5 million	51 - 100	250+	90%	M	Mazuma Mobile, JJB Sports, EUKHost, Colgate Palmolive	100%	Excellent	Excellent	Excellent	Excellent	Excellent	NC	More Info
2	**Weblinx Limited** Nelson, United Kingdom Craig Upton	2004	£1 million - £2,999,999	11 - 25	200+	90%	M	Sleep Pro, Ever Edge, Best4Balls, International Air Charter	97%	Very Good	Excellent	Very Good	Excellent	Excellent	NC	More Info
3	**Just Search** United Kingdom Neil walker	2003	Over £5 million	51 - 100	680	92%	M	Carillion PLC, Sports Direct, Fragrance Direct, Ultralase	96%	Excellent	Excellent	Excellent	Very Good	Very Good	NC	More Info
4	**High Position Limited** United Kingdom Shaun Parker	1995	£3 million - £4,999,999	26 - 50	200	80%	M	Sony, Keith Prowse, Cooper BMW, Budget Rent a Car	93%	Excellent	Very Good	Excellent	Excellent	Very Good	NC	More Info
5	**Smart Traffic Ltd** United Kingdom Ben Neve	2006	£1 million - £2,999,999	Above 100	1000+	85%	M	Therapy Clothing, Student Computers, USB Factory	91%	Very Good	Excellent	Excellent	Excellent	Very Good	NC	More Info

Source: www.invisiblepr.com

Competitive Analysis

Bloggerwave, although only three years old, has quickly established itself as a fierce competitor in this new evolving market, having reached the milestone of acquiring 50,000 bloggers in its international networks (refer to http://finance.yahoo.com/news/Bloggerwave-Hits-Milestone-of-iw-1700578356.html?x=0&.v=1), launching several advertising campaigns for clients around the globe (refer to http://finance.yahoo.com/news/Bloggerwave-Launches-First-iw-1069516802.html?x=0&.v=1), and acquiring some of the most recognizable brand names in consumer culture, such as Coca-Cola, Sony, and McDonalds (refer to http://www.bloggerwaveinc.com/pages/1095/clients). Furthermore, Bloggerwave believes that its rapid success and growth within the international market has made it a leader among the world’s top Sponsored Blog Post companies.

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

6. PayU2Blog

www.payu2blog.com

Bloggerwave’s Competitive Advantage

Bloggerwave sets itself apart from the competition in the following ways:

European Market Leader

As we are a U.S.-based Company and since our operations are based in Europe, we believe we are poised for growth, based on out international presence and direct advertising access to international markets.

Multilingual

Bloggerwave has English, Danish, Swedish, and German websites. Advertisers can reach all four linguistic markets with one www.bloggerwave.de, www.bloggerwave.se, www.bloggerwave.se and www.bloggerwave.com.

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

•

Tailor-made campaigns and comprehensive, flexible services

•

Attract more first-time clients and provide them with enough value to convert them into repeat customers

Target markets: Corporate Advertising

Positioning

 We believe that Bloggerwave has already positioned itself as the premier corporate blogging company in Europe due to the Company’s growth and rapid expansion. The company’s intent is to maintain and bolster this status, as well as build its reputation in US and Asia.

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

Government Regulation

Our operations are subject to various federal, state and local regulations which cover many issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. One such federal law is Section 5 of the Federal Trade Commission Act (15 U.S.C. 45), which prohibits corporations from engaging in unfair methods of competition or deceptive acts or practices in or affecting commerce. The growth of electronic commerce may prompt calls for even more stringent consumer protection laws.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item, however, the below risk factor is applicable to the Registrant.

We may be subject to discipline based on our failure to file an information statement as required by Section 14 of the Securities Exchange Act of 1934 with the SEC regarding the filing of an amendment to our Articles of Incorporation and the election of members to our Board of Directors.

Pursuant to Section 14 of the Securities Exchange Act of 1934, we are required to furnish a publicly-filed information statement to every stockholder in connection with any proposed corporate action requiring a stockholder vote. Further, Section 14 requires us to provide an information statement regarding a majority change to our Board of Directors if the incoming directors are acquiring shares of our common stock.

We were required to notify our stockholders and file an information statement prior to amending our Articles of Incorporation. Although this action was approved by the holders of the majority of our outstanding shares of common stock, such action should not have been effectuated without the filing of the information statement.

Furthermore, we were required to notify our stockholders and file an information statement before approving additional members to our Board of Directors since the majority change in our Board of Directors involved the incoming directors acquiring shares of our common stock. A change in the majority of directors does not require stockholder approval; however, the information statement would have provided notice to the stockholders of the action taken by the Company as required by Section 14.

Because we failed to file information statements regarding the foregoing corporate actions, we may be subject to discipline by the SEC as a result of our failure to comply with Section 14 of the Securities Exchange Act of 1934.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended September 30, 2009, those set forth elsewhere in this Report, and those filed on Form 8-Ks subsequent to September 30, 2009 and through the date of this Report.

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

RESULTS OF OPERATION

For the Fiscal Years Ended September 30, 2009 and September 30, 2008

Sales Revenue and Gross Profit

	September 30, 2009 $	September 30, 2008 $
Sales Revenue	102,745	187,871
Cost of Goods Sold	21,292	38,629
Gross Profit	81,453	149,242
Gross Profit Margin	79.3%	79.4%

During the year ended September 30, 2009, we generated sales revenue of $102,745 as compared to $187,871 during the year ended September 30, 2008. The decrease in sales revenue is attributed to the fact that the Company had a decrease in the number of clients from ____ clients in 2008 to ___ in 2009 which accounted for the overall decline. In 2009, we signed an Authorized Reseller Agreement (the “Agreement”) with Salomatkin and Partners, a company incorporated in Russia, for the non-exclusive right to resell our products in the Moscow region. This Agreement generated $_________ of revenues during the year ended September 30, 2009.

The overall gross profit margin between fiscal 2009 and 2008 were consistent.

Operating Expenses and Net Comprehensive Loss

During the year ended September 30, 2009, we incurred general and administrative expenses of $226,996 as compared to $183,923 during the year ended September 30, 2008. Overall, the Company’s overhead costs, comprised mainly of salary expense, rent expense, office supplies, utilities, and professional fees relating to accounting, audit, and legal services related to SEC filings, increased due to the fact that the Company incurred consulting and professional fees relating to the due diligence and finalization of the documents relating to the merger transaction.

The net loss for the year ended September 30, 2009 was $151,619 as compared to $36,003 for the year ended September 30, 2008. The overall increase in net loss was due to the costs incurred with respect to the due diligence and finalization of the merger transaction on September 9, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

For Fiscal Years Ended December 31, 2009 and 2008

Assets, Liabilities, and Working Capital

As at September 30, 2009, the Company had total assets of $5,469 as compared to total assets of $2,974 as at September 30, 2008. The increase in total assets was attributed to increase in trade receivables of $3,781, offset by a decrease in cash of $858.

As of September 30, 2009, the Company had total liabilities of $154,177 as compared to total liabilities of $12,328 as at December 31, 2008. The increase in total liabilities was attributed to bank indebtedness of $9,189, an increase in financing from related parties of $32,792 and from loans payable of $12,000 that were used to support the ongoing working capital of the Company, and an increase in accounts payable and accrued liabilities of $86,538 for professional and consulting fees incurred that were unpaid due to the lack of sufficient cash and financing activities to settle the obligations.

As at September 30, 2009, the Company had a working capital deficit of $150,396 as compared to $11,470 as at September 30, 2008. The increase in working capital deficit is attributed to the fact that the Company obtained financing from related parties and used the proceeds to pay down outstanding obligations and incur general expenditures.

Cashflows from Operating Activities

During the year ended September 30, 2009, the Company incurred $80,815 of cash for operating activities as compared to $34,172 during the year ended September 30, 2008. The increase in the use of cash for operating activities was attributed to the fact that proceeds received from financing activities were used to repay outstanding obligations of the Company.

Cashflows from Investing Activities

During the year ended September 30, 2009, the Company incurred $926 for investing activites compared to $1,905 during the year ended September 30, 2008 relating to the purchase of computer and office equipment.

Cashflows from Financing Activities

During the year ended September 30, 2009, the Company received $86,781 of cash from financing activities compared to $10,362 during the year ended September 30, 2008. The increase in cash proceeds from financing activities was attributed to an increase of $39,430 of proceeds from debt financing and $32,500 from common shares.

MATERIAL COMMITMENTS

We do not have any material commitments for the fiscal years ended September 30, 2009 and 2008.

Related Party Loan

The Company owed to a Directors and stockholder the following amounts on the indicated dates:

September 30, 2008	$ 6,055
September 30, 2009	$38,847

Such loans are unsecured, non-interest bearing, and have no terms for repayment. We anticipate that this amount will continue to increase over the next 12 months.

Also, as of September 30, 2009, we had a loan from an individual who is a former Director and Officer of the Company which amounted to $12,000. The loan was provided for working capital purposes and bears an interest rate of six percent.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2008 and September 30, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

•

disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•

disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•

disclosure of information about credit-risk-related contingent features; and

•

cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements.

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

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

INDEX TO FINANCIAL STATEMENTS - RESTATED

SEPTEMBER 30, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Bloggerwave Inc.:

We have audited the accompanying balance sheets of Bloggerwave Inc. (a Nevada corporation, and formerly Elevated Concepts, Inc.) as of September 30, 2009, and 2008, and the related statements of operations and comprehensive (loss), stockholders’ (deficit), and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established significant revenues to cover its operating costs. As such, it has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, an error in the determination of the issuance of 5,000,000 shares of common stock in connection with an Agreement and Plan of Merger between the Company and Bloggerwave ApS whereby the Company acquired 100 percent of the issued and outstanding shares of Bloggerwave ApS through a reverse merger was determined by management of the Company. In addition, the financial statements as of and for the year ended September 30, 2008, did not properly reflect the operations of Bloggerwave ApS as a result of the reverse merger. Accordingly, the financial statements and related notes thereto as of and for the periods ended September 30, 2009, and 2008, have been restated to correct the error.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,

December 21, 2009, except for Note 3, for

which the date is November 5, 2010.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

BALANCE SHEETS - RESTATED (NOTES 2 AND 3)

AS OF SEPTEMBER 30, 2009, AND 2008

ASSETS

	As of September 30,
	2009	2008
Current Assets:
Cash and cash equivalent	$-	$858
Accounts receivable - Trade	3,781	-

Total current assets	3,781	858

Property and Equipment:
Computer & office equipment	3,002	2,076
Less - Accumulated depreciation	(1,314)	(360)

Net property and equipment	1,688	1,716

Other Assets:
Security deposit	-	400

Total other assets	-	400

Total Assets	$5,469	$2,974

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank line of credit	$9,189	$-
Accounts payable - Trade	2,988	3,273
Accrued liabilities	89,823	3,000
Deferred revenues	1,330	-
Due to related party - Director and stockholder	38,847	6,055
Loan from shareholder	12,000	-

Total current liabilities	154,177	12,328

Total liabilities	154,177	12,328

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares
authorized; 12,100,000 and 8,000,000 shares issued and
outstanding in 2009 and 2008, respectively	12,100	8,000
Common stock issuable - 5,000,000 shares in 2009 and
2008, respectively	5,000	5,000
Additional paid-in capital	-	38,549
Discount on common stock	(9,133)	-
Accumulated other comprehensive income (loss)	(670)	5,228
Accumulated (deficit)	(156,005)	(66,131)

Total stockholders' (deficit)	(148,708)	(9,354)

Total Liabilities and Stockholders' (Deficit)	$5,469	$2,974

The accompanying notes to the financial statements are an integral part of these balance sheets.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) -

RESTATED (NOTES 2 AND 3

FOR THE YEARS ENDED SEPTEMBER  30, 2009, AND 2008

	Year Ended
	September 30,
	2009	2008

Net Sales	$102,745	$187,871

Cost of Goods Sold	21,292	38,629

Gross Profit	81,453	149,242

Sales, General and Administrative	226,996	183,923

(Loss) from Operations	(145,543)	(34,681)

Other income(expense)
Interest Income(Expense)	(178)	(886)

Provision for Income Taxes	-	(1,829)

Net (Loss)	(145,721)	(37,396)

Other Comprehensive (Loss):
Foreign currency translation	(5,898)	1,393

Total Comprehensive (Loss)	$(151,619)	$(36,003)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	15,111,781	9,270,492

The accompanying notes to the financial statements are an integral part of these balance sheets.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

STATEMENTS OF STOCKHOLDERS' (DEFICIT)  - RESTATED (NOTES 2 AND 3)

FOR THE YEARS ENDED SEPTEMBER 30, 2009, AND 2008

	Common Stock - Issued		Common Stock - Issuable		Additional Paid-in Capital	Discount on Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total

Description	Shares	Amount	Shares	Amount

Balance - September 30, 2007	3,000,000	$ 3,000	5,000,000	$ 5,000	$ 38,549	$ -	$ 3,835	$ (28,735)	$ 21,649

Common stock issued for cash	5,000,000	5,000	-	-	-	-	-	-	5,000

Foreign currency translation adjustment	-	-	-	-	-	-	1,393	-	1,393

Net (loss) for the period	-	-	-	-	-	-	-	(37,396)	(37,396)

Balance - September 30, 2008	8,000,000	8,000	5,000,000	5,000	38,549	-	5,228	(66,131)	(9,354)

Common stock issued for cash	4,100,000	4,100	-	-	28,700	-	-	-	32,800

Impact of recapitalization from reverse merger	-	-	-	-	(67,249)	(9,133)	-	55,847	(20,535)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,898)	-	(5,898)

Net (loss) for the period	-	-	-	-	-	-	-	(145,721)	(145,721)

Balance - September 30, 2009	12,100,000	$ 12,100	5,000,000	$ 5,000	$ -	$ (9,133)	$ (670)	$ (156,005)	$ (148,708)

The accompanying notes to the financial statements are an integral part of these balance sheets.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

STATEMENTS OF CASH FLOWS - RESTATED (NOTES 2 AND 3)

FOR THE YEARS ENDED SEPTEMBER 30, 2009, AND 2008

	Years Ended
	September 30,
	2009	2008

Operating Activities:
Net (loss)	$(145,721)	$(37,396)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	954	351
Impact of recapitalization from reverse merger	(20,535)	-
Changes in net assets and liabilities:
Accounts receivable - Trade	(3,781)	-
Security deposit	400	(400)
Accounts payable - Trade	(285)	3,273
Accrued liabilities	86,823	-
Deferred revenues	1,330	-

Net Cash (Used in) Operating Activities	(80,815)	(34,172)

Investing Activities:
Purchases of computer equipment	(926)	(1,905)

Net Cash (Used in) Investing Activities	(926)	(1,905)

Financing Activities:
Proceeds from issuance of common stock	32,800	5,000
Proceeds from bank line of credit	9,189	-
Proceeds from Director and stockholder	44,792	5,362

Net Cash Provided by Financing Activities	86,781	10,362

Effect of Exchange Rate Changes on Cash	(5,898)	1,393

Net Increase in Cash and Equivalent	(858)	(24,322)

Cash and Cash Equivalent - Beginning of Period	858	25,180

Cash and Cash Equivalent - End of Period	$-	$858

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Additional Supplemental Disclosure of Cash Flow Information:

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS.  Per the terms of the Merger Agreement, the Company was to issue an aggregate of 5,000,000 shares of its common stock to the shareholders of Bloggerwave ApS on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave ApS shareholder; and, 3,000,000 shares of its common stock to the management of Bloggerwave ApS. The 5,000,000 shares of common stock related to the Merger Agreement were deemed as issuable by the Company, and the 3,000,000 shares were issued to the management of Bloggerwave ApS in the accompanying financial statements.

The accompanying notes to the financial statements are an integral part of these balance sheets.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

1)

Summary of Significant Accounting Policies

Basis of Presentation and Organization

Bloggerwave Inc. (the “Company” and formerly Elevated Concepts, Inc.) was incorporated in the State of Nevada on December 21, 2006, under the name Elevated Concepts, Inc. The Company originally was in the business of export and sale of green, eco-friendly, biodegradable, non-toxic household products and building materials used in housing construction and home renovation in the emerging markets of Russia, Ukraine, and other Eastern European countries from North American manufacturers.

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS, a company incorporated under the laws of Denmark (“Bloggerwave ApS”). Per the terms of the Merger Agreement, the Company would survive the merger as the operating company. In accordance with the terms and provisions of the Merger Agreement, the Company was to: (i) issue an aggregate of 5,000,000 shares of its common stock to the stockholders of Bloggerwave ApS on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave ApS Stockholder; and (ii) issue 3,000,000 shares of its common stock to the management of Bloggerwave ApS. See Note 3 for additional information. As a result of the Merger Agreement, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

Bloggerwave ApS was incorporated under the laws of Denmark on August 23, 2007. The business plan of the company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services

Given that Bloggerwave ApS is considered to have acquired the Company by a reverse merger through a Merger Agreement, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2009, and 2008, and the operations for the years ended September 30, 2009, and 2008, of Bloggerwave ApS under the name of the Company. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Bloggerwave ApS brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

Computer and office equipment                       3 years

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the years ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended September 30, 2009, and 2008.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” Comprehensive income or loss includes net income or loss and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. For the years ended September 30, 2009, and 2008, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

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

Estimates

The accompanying financial statements were prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and 2008, and revenues and expenses for the years ended September 30, 2009, and 2008. Actual results could differ from those estimates made by management.

(2)

Business Activities and Going Concern

The Company is currently devoting substantially all of its efforts towards conducting marketing of its products. The business plan of the Company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

The Company has experienced a net loss through September 30, 2009, amounting to $156,005. Since its organization and incorporation, the Company has initiated its activities in developing an innovative straightforward business model that helps companies spread Internet buzz about their products, brands, and services. Marketers realize that blogs are gathering large, loyal, and youthful followings. Bloggerwave ApS is the key for companies wishing to access this market.

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As of September 30, 2009, and 2008, the Company had working capital deficiencies of $150,396 and $11,470, respectively. The Company has not established sufficient revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The management of the Company plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

(3)

Restatement

On September 9, 2009, as a condition of the completion of the Merger Agreement between the Company and Bloggerwave ApS, 3,000,000 million shares were to be issued to the management of Bloggerwave ApS, with an additional 5,000,000 shares of common stock to be issued to the stockholders of Bloggerwave ApS. Upon subsequent review of the stockholder records, the 5,000,000 shares were never issued in accordance with the terms of the Merger Agreement. The management of the Company is of the opinion that such shares should be issued and disclosed in the accompanying financial statements as “issuable” as of September 30, 2009, and 2008. The Company corrected the error by increasing common stock issuable in the Stockholders’ (Deficit) section of the accompanying balance sheets by 5,000,000 shares with a value of $5,000, as of September 30, 2009, and 2008. In addition, the discount on common stock and additional paid-in capital captions of the Stockholders’ (Deficit) section of the accompanying balance sheets were increased/decreased accordingly by the same amount. Further, the weighted average number of shares outstanding for the periods ended September 30, 2009, and 2008, were also adjusted by 5,000,000 shares to reflect the issuable status of the additional shares of common stock in the calculation of loss per share – basic and diluted.

In addition, upon review of the financial statements as of September 30, 2009, and 2008, it was determined that the amounts presented in the Stockholders’ (Deficit) section of the balance sheets, the statements of operations and comprehensive (loss), the statements of stockholders’ (deficit), and the statements of cash flows did not correctly include nor present the operations of Bloggerwave ApS under the terms of the Merger Agreement, which was determined to be a reverse merger transaction for financial reporting purposes. As such, these financial statements have been restated to reflect the impact of the recapitalization from the reverse merger, and to include the operations of Bloggerwave ApS as the primary operating entity. Such adjustments increased the net loss for the year ended September 30, 2009, from $(104,228) to $(145,721), and the net loss for the year ended September 30, 2008, from $(10,823) to $(37,396). The impact on the increases in net loss for the years effected was offset by corresponding adjustments to additional paid-in capital and discount on common stock, accordingly. As such, the reported total amounts of stockholders’ (deficit) for the periods presented remained unchanged. (Loss) per share – basic and diluted for the year ended September 30, 2009, remained unchanged at $(0.01) per share. (Loss) per share – basic and diluted for the year ended September 30, 2008, changed from $(0.01) per share to $(0.00) per share.

(4)

Loan from Director and Officer

As of September 30, 2009, and September 30, 2008, loans from an individual who is a Director and officer of the Company amounted to $32,792, and $6,055, respectively. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

As of September 30, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000. The loan was provided for working capital purposes and bears interest at the rate of 6 percent.

(5)

Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share. No other classes of stock are authorized. As of September 30, 2009, and 2008, the Company had not granted any stock options or recorded any stock-based compensation.

In June 2008, the Company issued 2,500,000 shares of its common stock to its Director, President, and CEO at par value. The transaction was valued at $2,500.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

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

On September 9, 2009, the Company entered into a Merger Agreement with Bloggerwave ApS., a company incorporated under the laws of Denmark. In accordance with the terms and provisions of the Merger Agreement, the Company was to: (i) issue an aggregate of 5,000,000 shares of its common stock to the stockholders of Bloggerwave ApS on the basis of 50,000 restricted shares of the Company for each one share held of record by the Bloggerwave ApS Stockholder; and (ii) issue 3,000,000 shares of its common stock to the management of Bloggerwave ApS. The Company completed the issuance of the 3,000,000 shares of common stock management of Bloggerwave ApS. The issuance of the 5,000,000 shares of common stock was not completed by the Company and is disclosed as common stock issuable in the accompanying financial statements. See Note 3 for further information.

Bloggerwave ApS was incorporated under the laws of Denmark on August 23, 2007. The business plan of the company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

Given that Bloggerwave ApS is considered to have acquired the Company by a reverse merger through a Merger Agreement, and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2009, and 2008, and the operations for the years ended September 30, 2009, and 2008, of Bloggerwave ApS under the name of the Company. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and Bloggerwave ApS brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

(6)

Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2009, and 2008, were as follows (assuming a 15 percent effective tax rate):

	Years Ended
	September 30
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$21,858	$5,609
Change in valuation allowance	(21,858)	(5,609)

Total deferred tax provision	$-	$-

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

Elevated Concepts had deferred income tax assets as of September 30, 2009, and 2008, as follows:

	As of	As of
	September 30,	September 30,
	2009	2008

Loss carryforwards	$27,997	$6,139
Less - Valuation allowance	(27,997)	(6,139)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and 2008, the Company had approximately $156,005 and $66,131, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(7)

Related Party Transactions

As described in Note 4, as of September 30, 2009, and 2008, the Company owed $38,847 and $6,055, respectively, to an individual who is a Director and officer of the Company.

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

As described in Note 4, On September 30, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000. The loan was provided for working capital purposes and bears interest at the rate of 6 percent.

(8)

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

(9)

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”). Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS-RESTATED

SEPTEMBER 30, 2009 AND 2008

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(10) Subsequent Events

On November 19, 2009, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

1.

We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee; it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members. All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of September 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended September 30, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accountant prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Biographical Information Regarding Officers and Directors

Ulrik Svane Thomsen. Mr. Thomsen is the Chief Executive Officer, President, Chief Financial OFficer, Treasurer and a director of the Company. Mr. Thomsen's educational background includes a Business School Student and fulfilled a studentship at a.henriksen shipping a/s a shipping company. Mr. Thomsen has over eight years experience as a certified IT manager, working both in Denmark and throughout most of Europe. From 2000 to 2005, Mr. worked as IT systems manager for Marriott International where his duties included system installations all over Europe and Asia. Thereafter from 2005 to 2007, Mr. Thomsen worked as project manager for the Radisson Hotel Group where he was responsible for all New and ongoing IT projects for the Radisson Hotel group in Denmark. In 2007, along with Mr. Lemmeke, Mr. Thomsen founded Bloggerwave APS in Denmark. In 2009, as a result of the transaction between the Company and Bloggerwave APS, Mr. Thomsen became an officer and director of the Company. In light of Mr. Thomsen's vast experience in the IT sector detailed above, the Company's Board of Directors concluded that it was in the Company's best-interest for him to serve as a director.

Jacob W. Lemmeke. Mr. Lemmeke is the Secretary and a director of the Company. From 2003 to 2004, Mr. Lemmeke worked as a sales consultant at Mercoprint where his duties included sales. From 2004 to 2007, Mr. Lemmeke worked as a Business Development and as a Sales Manager at Wiseport, where he was responsible for all sales staff and Mega chains in Europe. In 2007, along with Mr. Thomsen, Mr. Lemmeke founded Bloggerwave APS. In 2009, as a result of the transaction with the Company, Mr. Lemmeke was appointed as a director of the Company by the Board of Directors which concluded that Mr. Lemmeke was qualified to serve as a director as a result of his extensive experience in the sales field and because of his previous involvement in founding Bloggerwave APS. Currently, Mr. Lemmeke oversees Bloggerwave operations, where he leads the interactive advertising sales and strategic development, including partnerships with major operators, publishers and ad networks. Mr. Lemmeke and his team are instrumental in launching interactive services to engage a massive base of users and creating compelling marketing opportunities for advertisers.

Identification of Significant Employees

We have no significant employees other than Ulrik Svane Thomsen, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Compliance With Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on forms 3, 4, and 5, respectively. Executive Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, and directors and greater than ten percent beneficial owners were complied with the exception that our current officers and directors have failed to file any such reports. We anticipate that such reports will be filed within 30 days.

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

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
-	-	-	-	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2009 there were 17,100,000 shares of our common stock outstanding:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership (1)
Directors and Officers:

Ulrik Svane Thomsen Klovermarken 42 3060 Espergaerde, Denmark	3,000,000	17.54%

Jacob W. Lemmeke Sortevej 3 3070 Snekkersten, Denmark	3,000,000	17.54%

All executive officers and directors as a group (2 persons)	6,000,000	35.09%

Beneficial Shareholders greater than 5%

IQ Division Corp. (2) 1802 North Carson Street, Suite 108 Carson City, NV 89701	3,500,000	20.47%

Sapiens Alliance Ltd. (3) Akara Bldg., 24 De Castro Street Wickhams Cay I Road town, Tortola, British Virgin Islands	1,500,000	8.77%

Svaneco Ltd. (4) Akara Bldg., 24 De Castro Street Wickhams Cay I Road town, Tortola, British Virgin Islands	1,500,000	8.77%

(1)

Applicable percentage of ownership is based on 17,100,000 shares of common stock outstanding on September 30, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2009 and 2008, we engaged Davis Accounting Group P.C., as our independent auditors. For the years ended September 30, 2009 and 2008, we incurred fees as discussed below:

	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Audit Fees	$14,000	$4,500
Audit Related Fees	-	-
Tax Fees	1,000	-
All Other Fees	-	-
Total	$15,000	$4,500

Item 15. Exhibits

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009	Filed with the SEC on November 19, 2010 as part of our Amended Annual Report on Form 10-K/A.
3.02	Bylaws	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
10.1	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K.
10.2	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.3	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.4	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the November 19, 2010.

Bloggerwave, Inc. a Nevada Corporation

By:	/s/ Ulrik Svane Thomsen
Ulrik Svane Thomsen Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Bloggerwave, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Ulrik Svane Thomsen	Chief Executive Officer and Chairman of the Board	November 19, 2010
Ulrik Svane Thomsen

/s/ Jacob Lemmeke	Director	November 19, 2010
Jacob W. Lemmeke