Form 10-KT/A
period 2009-12-31
Bloggerwave, Inc.
filed 2010-11-19
CIK 1446727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(AMENDMENT NO. 1)

(Mark One)

     .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended _____________

 X .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of March 30, 2010, there were 119,700,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

With respect to the filing of the Certificate of Amendment, we failed to comply with Section 14 of the Securities Exchange Act of 1934. Prior to amending our Articles of Incorporation, we were required to notify our stockholders and file an information statement on Schedule 14C with the SEC consistent with Regulation 14C. Although our Board of Directors and the majority of our shareholders approved the Merger Agreement and amendment to our Articles of Incorporation, such actions should not have been effectuated without the filing of an information statement on Schedule 14C.

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

Bloggerwave for Bloggers:

More and more people have their own blog. Based on information available on www.alexa.com, there are close to 200,000 new blogs being created every day.

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

5.

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

Employees

As of March 30, 2010, we employed 2 full-time employees and no part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

Record Holders

As of December 31, 2009, an aggregate of 17,100,000 shares of our common stock were issued and outstanding and were owned by approximately 15 holders of record, based on information provided by our transfer agent.

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

Forward-Split

We implemented a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for 7 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from approximately 17,100,000 prior to the forward split to 119,700,000 following the forward split. The forward split was payable as a dividend to shareholders of record as of January 20, 2010.

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

RESULTS OF OPERATION

For the Fiscal Years Ended December 31, 2009, and December 31, 2008

Sales Revenue and Gross Profit

	December 31, 2009 $	December 31, 2008 $
Sales Revenue	120,719	152,981
Cost of Goods Sold	24,235	25,019
Gross Profit	96,484	127,962
Gross Profit Margin	79.9%	83.6%

During the year ended December 31, 2009, we generated sales revenue of $120,719 as compared to $152,981 during the year ended December 31, 2008. The decrease in sales revenue is attributed to the fact that the Company had a decrease in the number of clients from ____ clients in 2008 to ___ in 2009 which accounted for the overall decline. In 2009, we signed an Authorized Reseller Agreement (the “Agreement”) with Salomatkin and Partners, a company incorporated in Russia, for the non-exclusive right to resell our products in the Moscow region. This Agreement generated $_________ of revenues during the year ended December 31, 2009.

The overall gross profit margin decreased during fiscal 2009 as a result of increasing competition, as the cost of entry for blogging is quite low given the advance of technology and the use of internet as a medium for social networking and communication.

Operating Expenses and Net Comprehensive Loss

During the year ended December 31, 2009, we incurred general and administrative expenses of $253,713 as compared to $258,949 during the year ended December 31, 2008. Overall, the Company’s overhead costs, comprised mainly of salary expense, rent expense, office supplies, utilities, and professional fees relating to accounting, audit, and legal services related to SEC filings, were consistent year-to-year as the nature of the Company’s operations did not change significantly.

The net loss for the year ended December 31, 2009 was $163,498 as compared to $128,533 for the year ended December 31, 2008. The overall increase in net loss was due to a decrease in sales revenue and costs incurred with respect to the due diligence and finalization of the merger transaction on September 9, 2009.

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

For Fiscal Years Ended December 31, 2009 and 2008

Assets, Liabilities, and Working Capital

As at December 31, 2009, the Company had total assets of $14,163 as compared to total assets of $13,747 as at December 31, 2008. Overall, the Company’s cash balance was consistent to the prior year.

As of December 31, 2009, the Company had total liabilities of $180,391 as compared to total liabilities of $110,422 as at December 31, 2008. The increase in total liabilities was attributed to increases in financing from related parties of $69,977 that were used to support the ongoing working capital of the Company.

As at December 31, 2009, the Company had a working capital deficit of $168,483 as compared to $100,166 as at December 31, 2008. The increase in working capital deficit is attributed to the fact that the Company obtained financing from related parties and used the proceeds to pay down outstanding obligations and incur general expenditures.

Cashflows from Operating Activities

During the year ended December 31, 2009, the Company incurred $101,876 of cash for operating activities as compared to $16,109 during the year ended December 31, 2008. The increase in the use of cash for operating activities was attributed to the fact that proceeds received from financing activities were used to repay outstanding obligations of the Company.

Cashflows from Investing Activities

During the year ended December 31, 2009, the Company incurred no cash for investing activites compared to $1,905 during the year ended December 31, 2008 relating to the purchase of computer and office equipment.

Cashflows from Financing Activities

During the year ended December 31, 2009, the Company received $106,878 of cash from financing activities compared to $14,863 during the year ended December 31, 2008. The increase in cash proceeds from financing activities was attributed to an increase of $70,655 of proceeds from related parties.

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

MATERIAL COMMITMENTS

We do not have any material commitments for the fiscal years ended December 31, 2009, and 2008.

Related Party Loan

The Company owed to the Directors and stockholders the following amounts on the indicated dates:

December 31, 2008	$ 6,255
December 31, 2009	$81,299

Such loans are unsecured, also, as of December 31, 2009, we had a loan from an individual who was a former Director and Officer of the Company for $12,000. The loan was provided for working capital purposes and carries an interest rate of 6% non-interest bearing, and have no terms for repayment. We anticipate that this amount will continue to increase over the next 12 months.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009, and December 30, 2008, financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

We have audited the accompanying balance sheets of Bloggerwave Inc. (a Nevada corporation, and formerly Elevated Concepts, Inc.) as of December 31, 2009, and 2008, and the related statements of operations and comprehensive (loss), stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the financial statements, an error in the determination of the issuance of 5,000,000 shares of common stock (35,000,000 shares post reverse stock split) in connection with an Agreement and Plan of Merger between the Company and Bloggerwave ApS whereby the Company acquired 100 percent of the issued and outstanding shares of Bloggerwave ApS through a reverse merger was determined by management of the Company. In addition, the financial statements as of and for the year ended December 31, 2008, did not properly reflect the operations of Bloggerwave ApS as a result of the reverse merger. Accordingly, the financial statements and related notes thereto as of and for the periods ended December 31, 2009, and 2008, have been restated to correct the error.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,

March 26, 2009, except for Note 3, for

which the date is November 5, 2010.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

BALANCE SHEETS - RESTATED (NOTES 2 AND 3)

AS OF DECEMBER 31, 2009, AND 2008

ASSETS

	2009	2008
Current Assets:
Cash and cash equivalent	$115	$111
Accounts receivable - Trade	9,282	10,145
Prepaid expenses	2,511	-

Total current assets	11,908	10,256

Property and Equipment:
Computer & office equipment	3,866	4,121
Less - Accumulated depreciation	(1,611)	(1,030)

Net property and equipment	2,255	3,091

Other Assets:
Security deposit	-	400

Total other assets	-	400

Total Assets	$14,163	$13,747

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank line of credit	$-	$7,899
Accounts payable - Trade	6,150	12,827
Accrued liabilities	79,612	72,119
Deferred revenues	1,330	6,255
Due to related party - Director and stockholder	81,299	11,322
Loan from stockholder	12,000	-

Total current liabilities	180,391	110,422

Total liabilities	180,391	110,422

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 84,700,000 and 56,000,000 shares issued and
outstanding in 2009 and 2008, respectively	84,700	56,000
Common stock issuable - 35,000,000 shares in 2009 and
2008, respectively	35,000	35,000
Discount on common stock	(111,733)	(63,065)
Accumulated other comprehensive income	230	5,228
Accumulated (deficit)	(174,425)	(129,838)

Total stockholders' (deficit)	(166,228)	(96,675)

Total Liabilities and Stockholders' (Deficit)	$14,163	$13,747

The accompanying notes to the financial statements are an integral part of these balance sheets.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) -

RESTATED (NOTES 2 AND 3)

FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008

Sales, net	$120,719	$152,981

Cost of Goods Sold	24,235	25,019

Gross Profit	96,484	127,962

Selling, General and Administrative expenses	253,713	258,949

(Loss) from Operations	(157,229)	(130,987)

Other income (expense):
Interest (expense)	(1,271)	(808)

Provision for Income Taxes	-	-

Net (Loss)	(158,500)	(131,795)

Other Comprehensive (Loss):
Foreign currency translation	(4,998)	3,262

Total Comprehensive (Loss)	$(163,498)	$(128,533)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	113,016,438	73,691,257

The accompanying notes to the financial statements are an integral part of these statements.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

STATEMENTS OF STOCKHOLDERS' (DEFICIT) - RESTATED (NOTES 2 AND 3)

FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

						Accumulated
						Other
	Common Stock		Common Stock - Issuable		Discount on	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Common stock	Income (Loss)	(Deficit)	Total

Balance - December 31, 2007	21,000,000	$ 21,000	35,000,000	$ 35,000	$ (33,065)	$ 1,966	$ 1,957	$ 26,858

Common stock issued for cash	35,000,000	35,000	-	-	(30,000)	-	-	5,000

Foreign currency translation adjustment			-	-	-	3,262	-	3,262

Net (loss) for the period	-	-	-	-	-	-	(131,795)	(131,795)

Balance - December 31, 2008	56,000,000	56,000	35,000,000	35,000	(63,065)	5,228	(129,838)	(96,675)

Common stock issued for cash	28,700,000	28,700	-	-	4,100	-	-	32,800

Impact of recapitalization from reverse merger	-	-	-	-	(52,768)	-	113,913	61,145

Foreign currency translation adjustment	-	-	-	-	-	(4,998)	-	(4,998)

Net (loss) for the period	-	-	-	-	-	-	(158,500)	(158,500)

Balance - December 31, 2009	84,700,000	$ 84,700	35,000,000	$ 35,000	$ (111,733)	$ 230	$ (174,425)	$ (166,228)

The accompanying notes to the financial statement is an integral part of these statements.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

STATEMENTS OF CASH FLOWS - RESTATED (NOTES 2 AND 3)

FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008
Operating Activities:
Net (loss)	$(158,500)	$(131,795)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	581	415
Impact of recapitalization from reverse merger	61,145	-
Changes in net assets and liabilities:
Accounts receivable - Trade	863	67,536
Prepaid expenses	(2,511)	-
Security deposit and other	655	(400)
Accounts payable - Trade	(6,677)	10,203
Accrued liabilities	7,493	31,677
Deferred revenues	(4,925)	6,255

Net Cash (Used in) Operating Activities	(101,876)	(16,109)

Investing Activities:
Purchases and adjustments of computer equipment	-	(1,905)

Net Cash (Used in) Investing Activities	-	(1,905)

Financing Activities:
Proceeds from the issuance of common stock	32,800	5,000
Payments on bank line of credit	(7,899)	(1,459)
Proceeds from Director and stockholder	81,977	11,322

Net Cash Provided by Financing Activities	106,878	14,863

Effect of Exchange Rate Changes on Cash	(4,998)	3,262

Net Increase in Cash and Equivalent	4	111

Cash and Cash Equivalent - Beginning of Period	111	-

Cash and Cash Equivalent - End of Period	$115	$111

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Additional Supplemental Disclosure of Cash Flow Information:

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS. Per the terms of the Merger Agreement, the Company was to issue an aggregate of 35,000,000 shares of its common stock (post forward stock split) to the shareholders of Bloggerwave ApS on the basis of 350,000 restricted shares of the Company (post forward stock split) for each one share held of record by the Bloggerwave ApS shareholder; and, 21,000,000 shares of its common stock (post forward stock split) to the management of Bloggerwave ApS. The 35,000,000 shares of common stock (post forward stock split) related to the Merger Agreement were deemed as issuable by the Company, and the 21,000,000 shares were issued to the management of Bloggerwave ApS in the accompanying financial statements.

The accompanying notes to the financial statements are an integral part of these statements.

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

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

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS., a company incorporated under the laws of Denmark (“Bloggerwave ApS”). In accordance with the terms and provisions of the Merger Agreement, the Company was to: (i) issue an aggregate of 35,000,000 shares of its common stock (post forward stock split) to the shareholders of Bloggerwave on the basis of 350,000 restricted shares of the Company (post forward stock split) for each one share held of record by the Bloggerwave Shareholder; and (ii) issue 21,000,000 shares of its common stock (post forward stock split) to the management of Bloggerwave. See Note 3 for additional information. As a result of the Merger Agreement, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

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

Computer and office equipment                  3 years

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

(3)

Restatement

On September 9, 2009, as a condition of the completion of the Merger Agreement between the Company and Bloggerwave ApS, 21,000,000 million shares of common stock of the Company (post forward stock split) were to be issued to the management of Bloggerwave ApS, with an additional 35,000,000 shares of common stock (post forward stock split) to be issued to the stockholders of Bloggerwave ApS. Upon subsequent review of the stockholder records, the 35,000,000 shares were never issued in accordance with the terms of the Merger Agreement. The management of the Company is of the opinion that such shares should be issued and disclosed in the accompanying financial statements as “issuable” as of December 31, 2009, and 2008. The Company corrected the error by increasing common stock issuable in the Stockholders’ (Deficit) section of the accompanying balance sheets by 35,000,000 shares with a value of $5,000, as of December 31, 2009, and 2008. In addition, the discount on common stock and additional paid-in capital captions of the Stockholders’ (Deficit) section of the accompanying balance sheets were increased/decreased accordingly by the same amount. Further, the weighted average number of shares outstanding for the periods ended December 31, 2009, and 2008, were also adjusted by 35,000,000 shares to reflect the issuable status of the additional shares of common stock in the calculation of loss per share – basic and diluted.

In addition, upon review of the financial statements as of December 31, 2009, and 2008, it was determined that the amounts presented in the Stockholders’ (Deficit) section of the balance sheets, the statements of operations and comprehensive (loss), the statements of stockholders’ (deficit), and the statements of cash flows did not correctly include nor present the operations of Bloggerwave ApS under the terms of the Merger Agreement, which was determined to be a reverse merger transaction for financial reporting purposes. As such, these financial statements have been restated to reflect the impact of the recapitalization from the reverse merger, and to include the operations of Bloggerwave ApS as the primary operating entity. Such adjustments increased the net loss for the year ended December 31, 2009, from $(116,967) to $(158,500), and the net loss for the year ended December 31, 2008, from $(16,464) to $(131,795). The impact on the increases in net loss for the years effected was offset by corresponding adjustments to discount on common stock, accordingly. As such, the reported total amounts of stockholders’ (deficit) for the periods presented remained unchanged. (Loss) per share – basic and diluted for the years ended December 31, 2009, and 2008, remained unchanged at $(0.00) per share, and $(0.00) per share, respectively

(4)

Loans from Directors and Officers

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

(5)

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

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

On September 9, 2009, the Company entered into a Merger Agreement with Bloggerwave ApS. In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 35,000,000 shares of its common stock (post forward stock split) to the shareholders of Bloggerwave ApS (the “Bloggerwave Shareholders”) on the basis of 350,000 restricted shares of the Company (post forward stock split) for each one share held of record by the Bloggerwave Shareholders; and (ii) issued 21,000,000 shares of its common stock (post forward stock split) to the management of Bloggerwave ApS. The Company completed the issuance of the 21,000,000 shares of common stock (post forward stock split) to the management of Bloggerwave ApS. The issuance of the 35,000,000 shares of common stock (post forward stock split) was not completed by the Company and is disclosed as common stock issuable in the accompanying financial statements. See Note 3 for further information.

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

(6)

Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, and 2008, were as follows (assuming a 15 percent effective tax rate):

		Years Ended
		December 31,
		2009	2008

Current Tax Provision
Federal
Taxable Income	$	$ -	$-

Total current tax provision		$-	$-

Deferred Tax Provision:
Federal-
Loss carryforward		$23,775	$19,769
Change in valuation allowance		(23,775)	(19,769)

Total deferred tax provision		$-	$-

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	As of	As of
	December 31,	December 31,
	2009	2008

Loss carryforwards	$43,251	$19,476
Less - Valuation allowance	(43,251)	(19,476)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, and 2008, the Company had approximately $174,425 and $129,838, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(7)

Related Party Transactions

As described in Note 4, as of December 31, 2009, and December 31, 2008, the Company owed $81,299 and $11,322, respectively, to an individual who is a Director and officer of the Company.

As described in Note 5, the Company issued 17,500,000 shares of its common stock (post forward stock split) to its former Director, President, and Chief Executive Officer at par value. The transaction was valued at $2,500.

As described in Note 5, the Company issued 17,500,000 shares of its common stock (post forward stock split) to its former Director, Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer at par value. The transaction was valued at $2,500.

As described in Note 4, On December 31, 2009, a loan from an individual who is a former Director and officer of the Company amounted to $12,000. The loan was provided for working capital purposes and bears interest at the rate of 6 percent.

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

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

BLOGGERWAVE INC.

(FORMERLY ELEVATED CONCEPTS, INC.)

NOTES TO FINANCIAL STATEMENTS - RESTATED

DECEMBER 31, 2009, AND 2008

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

(10)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Identification of Significant Employees

We have no significant employees other than Ulrik Svane Thomsen, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Advisory Board

On January 22, 2010, the Company established an Advisory Board, naming Ulrik Svane Thomsen as Chairman of the Advisory Board. On the same date, the Company named Mr. Peter Hewitt and Mr. Louis Yerolemou as members of the Advisory Board. Mr. Hewitt and Mr. Yerolemou shall serve for a period of two years as advisors to the Company for business development and growth strategies, as well as other advisory services as determined from time to time by the Board of Directors. As consideration for their involvement, both Mr. Hewitt and Mr. Yerolemou will receive a one-time payment of $10,000USD.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2009 there were 17,100,000 shares of our common stock outstanding:

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

(1)

Applicable percentage of ownership is based on 17,100,000 shares of common stock outstanding on December 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

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

PART IV

ITEM 15. EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Consolidated Balance Sheet of Ethos Environmental, Inc., and subsidiaries as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage to December 31, 2009, and Statements of Cash Flows for the year ended December 31, 2009, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K/A Amendment No. 1.

2.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009	Filed herewith.
3.02	Bylaws	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
10.1	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K.
10.2	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.3	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.4	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOGGERWAVE, INC.

Dated: November 16, 2010

/s/ Ulrik Svane

By: Ulrik Svane Thomsen

Its: President and Principal Executive Officer

Dated: November 16, 2010

/s/ Ulrik Svane

By: Ulrik Svane Thomsen

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 16, 2010

/s/ Ulrik Svane

Ulrik Svane Thomsen, Director

Dated: November 16, 2010

/s/ Jacob W. Lemmkek

Jacob W. Lemmeke, Director