Form 10-Q/A
period 2010-03-31
Bloggerwave, Inc.
filed 2010-11-22
CIK 1446727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 0-53631

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      . (Not required)

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

As of May 14, 2010, there were 119,700,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

BLOGGERWAVE INC. *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bloggerwave, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “BLGW”, “we”, “us” and “our” are references to Bloggerwave, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

March 31, 2010

Index

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Balance Sheets

(unaudited)

	March 31, 2010 $	December 31, 2009 $
	(Restated – Note 8)

ASSETS

Current Assets

Cash	1,365	115
Accounts receivable	5,793	9,282
Prepaid expenses	3,731	2,511

Total Current Assets	10,889	11,908

Property and Equipment, net	8,499	2,255

Total Assets	19,388	14,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,566	6,150
Accrued liabilities	70,361	79,612
Deferred revenues	1,330	1,330
Due to related parties	112,573	81,299
Notes payable	12,000	12,000

Total Liabilities	206,830	180,391

Stockholders’ Deficit

Common Stock Authorized: 200,000,000 common shares, with par value $0.001 per share Issued and outstanding: 84,700,000 shares	84,700	84,700

Discount on common stock	(111,733)	(111,733)

Common stock issuable	35,000	35,000

Accumulated comprehensive income	909	230

Deficit	(196,318)	(174,425)

Total Stockholders’ Deficit	(187,442)	(166,228)

Total Liabilities and Stockholders’ Deficit	19,388	14,163

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
	$	$

Revenue	60,508	31,282

Cost of goods sold	2,788	4,404

Gross profit	57,720	26,878

Operating Expenses

General and Administrative	79,013	25,721

Income (Loss) from Operations	(21,293)	1,157

Other Expenses

Interest Expense	(600)	(188)

Net Income (Loss)	(21,893)	(969)

Other Comprehensive Income (Loss)

Foreign currency translation	679	(8)

Comprehensive Income (Loss)	(21,214)	977

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	84,700,000	84,700,000

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
	$	$

Operating Activities

Net income (loss) for the period	(21,893)	969

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	605	–

Changes in operating assets and liabilities:

Amounts receivable	3,489	–
Prepaid expense	(1,220)	–
Accounts payable	4,416	–
Accrued liabilities	(9,251)	(1,477)

Net Cash Used In Operating Activities	(23,854)	(508)

Investing Activities

Purchase of property and equipment	(6,849)	(1,084)

Net Cash Used In Investing Activities	(6,849)	(1,084)

Financing Activities

Bank indebtedness	–	1,583
Proceeds from related parties, net	31,274	–
	–
Net Cash Provided By Financing Activities	31,274	1,583

Effect of exchange rates on cash	679	9

Increase in Cash	1,250	–

Cash – Beginning of Period	115	–

Cash – End of Period	1,365	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

March 31, 2010

(unaudited)

1.

Nature of Operations and Continuance of Business

Bloggerwave Inc. (the “Company”) was incorporated in the State of Nevada on December 21, 2006, under the name Elevated Concepts, Inc.  The Company originally was in the business of export and sale of green, eco-friendly, biodegradable, non-toxic household products and building materials used in housing construction and home renovation in the emerging markets of Russia, Ukraine and other Eastern European countries from North American manufactures.

On September 9, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bloggerwave ApS., a company incorporated under the laws of Denmark on August 23, 2007 (“Bloggerwave ApS”).  In accordance with the terms and provisions of the Merger Agreement, the Company: (i) issued an aggregate of 35,000,000 shares of its common stock to the shareholders of Bloggerwave on the basis of 350,000 restricted shares of the Company for each one share held of record by the Bloggerwave Shareholder; and (ii) issued 21,000,000 shares of its common stock to the management of Bloggerwave.  As a result of the Merger Agreement, the Company changed its name to Bloggerwave Inc. by way of Certificate of Amendment to its Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.

The business plan of the company is to help its corporate clients harness the power of the Internet by leveraging the power and credibility of blogs to promote products and services.

As at March 31, 2010, the Company has realized revenues of $75,106 since its inception, has a working capital deficiency of $195,941 and has an accumulated deficit of $196,318.  The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances.. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States and Denmark. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

March 31, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Accounts Receivable

Accounts receivable comprise of receivables from customers recorded on services provided by the Company. All accounts receivable are net 30 days.  Management reviews the collectability of all accounts receivable on a periodic basis, and records a provision for doubtful accounts if there is uncertainty as to the collection of outstanding amounts. As at March 31, 2010, the allowance for doubtful accounts was $2,892 (March 31, 2009 - $ nil).

f)

Property and Equipment

Property and equipment consists of computer equipment and are recorded at cost and is depreciated using the straight-line method over the estimated useful life of 3 years. Maintenance and repairs are charged to expense as incurred.

g)

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010 and December 31, 2009, the Company had other comprehensive income (loss) relating to foreign currency translation.

i)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

j)

Revenue Recognition

The Company recognizes revenue from marketing and promotion services.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

March 31, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities amounts due to related parties, and loans payable to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

l)

Foreign Currency Translation

The Company’s functional currency is the Danish krone, and its reporting currency is the United States dollar. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

m)

Recently Issued Accounting Pronouncements

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

March 31, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

m)

Recently Issued Accounting Pronouncements (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

n)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

March 31, 2010

(unaudited)

3.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	March 31, 2010 $	December 31, 2009 $

Computers and equipment	10,715	2,216	8,499	2,255

4.

Notes Payable

As at March 31, 2010, the Company owes $12,000 to a former director and officer of the Company for working capital purposes.  The amounts owing are unsecured, due interest at 6% per annum, and due on demand.

5.

Related Party Transactions

As at March 31, 2010, the Company owes $112,573 (2009 - $81,299) to a director and officer of the Company for working capital purposes.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.

Common Stock

On January 20, 2010, the Company and its Board of Directors approved a 7-for-1 forward stock split of its issued and outstanding common stock. The effect of the forward stock split increased the number of issued and outstanding common stock from 12,100,000 common shares to 84,700,000 common shares and has been applied on a retroactive basis to the Company’s inception.

7.

Commitment

On April 16, 2009, the Company entered into an Authorized Reseller Agreement (the “Agreement”) with a non-related party.  Under the terms of the Agreement, the Company authorizes Salomatkin & Partners the non-exclusive right to resell products supplied by the Company in the Moscow Region for a period of one year.

8.

Restatement

The Company has restated its financial statements as at and for the period ended March 31, 2010 to reflect the common shares issuable as part of the recapitalization transaction on September 9, 2009.

The effect of the restatement is to record $35,000 for common stock issuable relating to the 35,000,000 common shares with a par value of $0.001 per share, and a decrease in discount on common stock by $35,000.  There is no effect on the statement of operations or statement of cash flows.

Balance Sheet

	As at March 31, 2010
	As Reported	Adjustment	Restated
	$	$	$
Stockholders’ Deficit
Discount on common stock	(76,733)	(35,000)	(111,733)
Common stock issuable	–	35,000	35,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	At March 31, 2010 $	At December 31, 2009 $
Current Assets	10,889	14,163
Current Liabilities	206,830	180,391
Working Capital (Deficit)	195,941	166,228

Cash Flows

	Three months Ended	Three months Ended
	March 31, 2010 $	March 31, 2009 $
Cash Flows from (used in) Operating Activities	(23,854)	(508)
Cash Flows from (used in) Investing Activities	(6,849)	(1,084)
Cash Flows from (used in) Financing Activities	31,274	1,583
Effects of foreign exchange rates on cash	115	-
Net Increase (decrease) in Cash During Period	1,250	-

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had total assets of $19,388 consisting of cash of $1,365, amounts receivable of $5,793, prepaid expenses of $3,731, and property and equipment of $8,499 comprised of computer and office equipment.  At March 31, 2010, we had total current liabilities of $206,830, consisting of accounts payable of $10,566, accrued liabilities of $70,361, amounts due to related parties of $112,573, and notes payable of $12,000 to a former director and officer of the Company that bears interest at 6% per annum, is unsecured, and due on demand.

During the three months ended March 31, 2010, we used cash of $23,854 in operations compared with $508 during the period ended March 31, 2009.   The increase in net cash used for operating activities is attributed to an overall increase in transactions as a result of financing from related parties.

During the three months ended March 31, 2010, we incurred cash flows of $6,849 of investing activities compared to $1,084 for the period ended March 31, 2009.  The use of cash flows for investing activities is related to the purchases of computer and office equipment.

During the three months ended March 31, 2010, we received $31,274 from our financing activities as compared to $1,583 for the period ended March 31, 2009.  The increase in proceeds from financing activities is attributed to proceeds received from related parties to support the working capital needs of the Company.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Critical Accounting Policies

Use of Estimates

The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances.. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

 Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2010 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of March 31, 2010 in light of the material weaknesses found in our internal controls over financial reporting, described below. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

In their assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below: i) the Board of Directors did not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and ii) a failure to maintain appropriate cash controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
3.01a	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009.	Filed with the SEC on November 19, 2010 as part of our Annual Report on Form 10-K/A.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
10.01	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K
10.02	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.03	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.04	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOGGERWAVE INC.

Dated: November 19, 2010

By:

/s/ Ulrik Svane Thomsen

ULRIK SVANE THOMSEN

President and CEO