Form 10-Q/A
period 2010-06-30
Bloggerwave, Inc.
filed 2010-11-22
CIK 1446727

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

As of August 12, 2010 there were 120,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

June 30, 2010

Index

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Balance Sheets

(unaudited)

	June 30, 2010 $	December 31, 2009 $
	(Restated – Note 8)

ASSETS

Current Assets

Cash	10,764	115
Accounts receivable	11,940	9,282
Prepaid expenses	119,413	2,511

Total Current Assets	142,117	11,908

Property and Equipment, net	13,167	2,255

Total Assets	155,284	14,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	12,617	6,150
Accrued liabilities	60,282	79,612
Deferred revenues	1,330	1,330
Due to related parties	129,117	81,299
Notes payable	144,890	12,000

Total Liabilities	348,236	180,391

Stockholders’ Deficit

Common Stock Authorized: 200,000,000 common shares, with par value $0.001 per share Issued and outstanding: 85,000,000 and 84,700,000 shares, respectively	85,000	84,700

Discount on common stock	(29,233)	(111,733)

Common stock issuable	35,000	35,000

Accumulated comprehensive income	42,248	230

Deficit	(325,967)	(174,425)

Total Stockholders’ Deficit	(192,952)	(166,228)

Total Liabilities and Stockholders’ Deficit	155,284	14,163

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
	$	$	$	$

Revenue	57,656	7,244	118,164	27,426

Cost of goods sold	31,701	4,350	34,489	19,959

Gross profit	25,955	2,894	83,675	7,467

Operating Expenses

Bad Debt	4,758	–	4,758	–
Depreciation	1,150	237	1,773	452
General and Administrative	148,326	5,223	226,717	23,801

	154,324	5,460	233,248	24,253

Loss from Operations	(128,279)	(2,566)	(149,573)	(16,786)

Other Expenses

Interest Expense	(1,369)	(216)	(1,969)	(404)

Net Loss	(129,648	(2,782)	(151,542)	(17,190)

Other Comprehensive Income (Loss)

Foreign currency translation	41,339	5,796	42,018	(430)

Comprehensive Income (Loss)	(88,309)	3,014	(109,524)	(17,620)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	84,792,308	84,700,000	84,746,409	84,700,000

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
	$	$

Operating Activities

Net loss for the period	(151,542)	(17,190)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	1,773	452
Shares issued for services	82,800	–

Changes in operating assets and liabilities:

Amounts receivable	(2,658)	9,475
Prepaid expense	(116,902)	–
Accounts payable	6,660	(17)
Accrued liabilities	(19,331)	1,169

Net Cash Used In Operating Activities	(199,200)	(6,111)

Investing Activities

Purchase of property and equipment	(12,877)	(895)

Net Cash Used In Investing Activities	(12,877)	(895)

Financing Activities

Bank indebtedness	–	2,914
Proceeds from note payable	132,890	–
Proceeds from related parties, net	47,818	4,522
	–
Net Cash Provided By Financing Activities	180,708	7,436

Effect of exchange rates on cash	42,018	(430)

Increase in Cash	10,649	–

Cash – Beginning of Period	115	–

Cash – End of Period	10,764	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

June 30, 2010

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

As at June 30, 2010, the Company has a working capital deficiency of $107,881 and has an accumulated deficit of $325,967.  The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to the Financial Statements

June 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Accounts Receivable

Accounts receivable comprise of receivables from customers recorded on services provided by the Company.  All accounts receivable are net 30 days.  Management reviews the collectability of all accounts receivable on a periodic basis, and records a provision for doubtful accounts if there is uncertainty as to the collection of outstanding amounts.  As at June 30, 2010, the allowance for doubtful accounts was $5,793 (June 30, 2009 - $ nil).

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and December 31, 2009, the Company had other comprehensive income (loss) relating to foreign currency translation.

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

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

June 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Financial Instruments (continued)

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

Notes to the Financial Statements

June 30, 2010

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

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

June 30, 2010

(unaudited)

3.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	June 30, 2010 $	December 31, 2009 $
Computers and equipment	16,161	2,994	13,167	2,255

4.

Notes Payable

(a)

As at June 30, 2010, the Company owes $12,000 to a former director and officer of the Company for working capital purposes.  The amounts owing are unsecured, due interest at 6% per annum, and due on demand.  As at June 30, 2010, the Company recorded accrued interest of $481.

(b)

As at June 30, 2010, the Company owes $120,910 to a non-related party.  The amounts owing are unsecured, due interest at 10% per annum, and due in one year.  As at June 30, 2010, the Company recorded accrued interest of $779.

(c)

As at June 30, 2010, the Company owes $11,980 to a non-related party.  The amounts owing are unsecured, due interest at 10% per annum, and due within ten days of written notice by the note holder.  As at June 30, 2010, the Company recorded accrued interest of $163.

5.

Related Party Transactions

As at March 31, 2010, the Company owes $129,117 (2009 - $81,299) to directors and officers of the Company for working capital purposes.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.

Common Stock

(a)

On June 8, 2010, the Company issued 300,000 common shares with a value of $82,800 as part of the terms of the consulting agreement, as noted in Note 7.  The common shares have been valued based on the end-of-day market price on the date of issuance.

(b)

On January 20, 2010, the Company and its Board of Directors approved a 7-for-1 forward stock split of its issued and outstanding common stock.  The effect of the forward stock split increased the number of issued and outstanding common stock from 12,100,000 common shares to 84,700,000 common shares and has been applied on a retroactive basis to the Company’s inception.

7.

Commitment

On June 8, 2010, the Company entered into a consulting agreement (the “Agreement”) with Envisionte, LLC, a limited liability company incorporated in Arizona, to assist with the Company’s business development for a period of six months from the date of the Agreement.  Under the terms of the Agreement, the Company shall pay $120,000 and issue 300,000 common shares of the Company.

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

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

June 30, 2010

(unaudited)

8.

Restatement (continued)

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

Working Capital

	At June 30, 2010	At December 31, 2009
Current Assets	$142,117	$11,908
Current Liabilities	$348,236	$180,391
Working Capital (Deficit)	$206,119	$168,483

Cash Flows

	Six months Ended	Six months Ended
	June 30, 2010	June 30, 2009
Cash Flows from (used in) Operating Activities	(199,200)	(6,088)
Cash Flows from (used in) Investing Activities	(12,877)	(895)
Cash Flows from (used in) Financing Activities	$180,708	$7,436
Effect of Exchange Rate Changes on Cash	$42,018	$(430)
Net Increase (decrease) in Cash During Period	$10,649	$-

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had total assets of $155,284 consisting of cash of $10,764, amounts receivable of $11,940, prepaid expenses of $119,413, and property and equipment of $13,167 comprised of computer and office equipment. At June 30, 2010, we had total current liabilities of $348,236, consisting of accounts payable of $12,617, accrued liabilities of $60,282, amounts due to related parties of $129,117, and notes payable of $144,890 to various non-related parties of the Company that bears interest at between 6-10% per annum, is unsecured, and due on demand..

During the six months ended June 30, 2010, we used cash of $199,200 in operations as compared to $6,111 in operating activities during the six months ended June 30, 2009.  The increase in use of cash for operating activities is attributed to increase in financing which allowed the Company to undertake more transactions and operating expenses as compared to the prior period.

During the six months ended June 30, 2010 and 2009, we spent $12,877 and $895 respectively, for investing activities that relate to the purchase of computer and office equipment.

During the six months ended June 30, 2010, we received $180,708 from our financing activities as compared to $7,436 during the period ended June 30, 2009.  The increase in financing activities is due to funding from issuances of notes payable of $132,890 and proceeds received from related parties for working capital purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2010 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of June 30, 2010 in light of the material weaknesses found in our internal controls over financial reporting, described below. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

In their assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below: i) the Board of Directors did not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and ii) a failure to maintain appropriate cash controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Internal Control over Financial Reporting.

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