Form 10-Q
period 2010-09-30
Bloggerwave, Inc.
filed 2010-11-22
CIK 1446727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 22, 2010 there were 120,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

September 30, 2010

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Balance Sheets

(unaudited)

	September 30, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	19,226	115
Accounts receivable	–	9,282
Prepaid expenses	64,169	2,511

Total Current Assets	83,395	11,908

Property and Equipment, net	12,363	2,255

Total Assets	95,758	14,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	26,558	6,150
Accrued liabilities	45,340	79,612
Deferred revenues	–	1,330
Due to related parties	129,117	81,299
Notes payable	144,890	12,000
Convertible note payable	14,151	–
Derivative liability	40,476	–

Total Liabilities	400,532	180,391

Stockholders’ Deficit

Common Stock Authorized: 200,000,000 common shares, with par value $0.001 per share Issued and outstanding: 85,000,000 and 84,700,000 shares, respectively	85,000	84,700

Additional paid in capital	(29,233)	(111,733)

Common stock issuable	35,000	35,000

Accumulated comprehensive income	25,328	230

Deficit	(420,869)	(174,425)

Total Stockholders’ Deficit	(304,774)	(166,228)

Total Liabilities and Stockholders’ Deficit	95,758	14,163

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
	$	$	$	$

Revenue	7,603	17,974	125,767	56,500

Cost of goods sold	2,641	2,943	37,130	11,697

Gross profit	4,962	15,031	88,637	44,803

Operating Expenses

Bad Debt	–	–	4,758	–
Depreciation	1,396	344	3,169	581
General and Administrative	89,839	151,861	316,556	182,805

	91,235	152,205	299,155	183,386

Loss from Operations	(86,273)	(137,174)	(235,846)	(138,583)

Other Expenses

Interest and accretion expense	(8,629)	(1,093)	(10,598)	(1,497)

Net Loss	(94,902)	(138,267)	(246,444)	(140,080)

Other Comprehensive Income (Loss)

Foreign currency translation	(16,690)	(5,134)	25,328	670

Comprehensive Income (Loss)	(111,592)	(143,401)	(221,116)	(139,410)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	85,000,000	84,700,000	84,873,400	84,700,000

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
	$	$

Operating Activities

Net loss for the period	(246,444)	(140,080)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	3,169	581
Accretion expense	5,209	–
Change in fair value of derivative liability	(582)	–
Shares issued for services	82,800	–
Net assets assumed on recapitalization		61,145

Changes in operating assets and liabilities:

Amounts receivable	9,282	6,364
Prepaid expense	(61,658)	400
Accounts payable	20,408	(9,017)
Accrued liabilities	(34,272)	17,704
Deferred revenues	(1,330)	(4,925)

Net Cash Used In Operating Activities	(223,418)	(67,828)

Investing Activities

Purchase of property and equipment	(12,886)	–

Net Cash Used In Investing Activities	(12,886)	–

Financing Activities

Bank indebtedness	–	1,290
Proceeds from note payable	182,890	12,000
Proceeds from related parties, net	47,818	27,525
Proceeds from issuance of common shares	–	32,800

Net Cash Provided By Financing Activities	230,708	73,615

Effect of exchange rates on cash	24,707	(5,898)

Increase (Decrease) in Cash	19,111	(111)

Cash – Beginning of Period	115	111

Cash – End of Period	19,226	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Discount on convertible note	50,000	–

(The accompanying notes are an integral part of these financial statements)

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

September 30, 2010

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

Going Concern

As at September 30, 2010, the Company has a working capital deficiency of $317,137 and has an accumulated deficit of $420,869. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

September 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States and Denmark. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

e)

Accounts Receivable

Accounts receivable comprise of receivables from customers recorded on services provided by the Company.  All accounts receivable are net 30 days.  Management reviews the collectability of all accounts receivable on a periodic basis, and records a provision for doubtful accounts if there is uncertainty as to the collection of outstanding amounts.  As at September 30, 2010, the allowance for doubtful accounts was $nil (September 30, 2009 - $ nil).

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and December 31, 2009, the Company had other comprehensive income (loss) relating to foreign currency translation.

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

Notes to the Financial Statements

September 30, 2010

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

m)

Derivative Liability

The Company records derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date.  Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting period.

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

September 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

n)

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

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

September 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

n)

Recently Issued Accounting Pronouncements

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

o)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	September 30, 2010 $	December 31, 2009 $

Computers and equipment	16,752	4,389	12,363	2,255

4.

Notes Payable

(a)

As at September 30, 2010, the Company owes $12,000 to a former director and officer of the Company for working capital purposes.  The amounts owing are unsecured, due interest at 6% per annum, and due on demand.  As at September 30, 2010, the Company recorded accrued interest of $662.

(b)

As at September 30, 2010, the Company owes $120,910 to a non-related party.  The amounts owing are unsecured, due interest at 10% per annum, and due in one year.  As at June 30, 2010, the Company recorded accrued interest of $3,827.

(c)

As at September 30, 2010, the Company owes $11,980 to a non-related party.  The amounts owing are unsecured, due interest at 10% per annum, and due within ten days of written notice by the note holder.  As at June 30, 2010, the Company recorded accrued interest of $465.

Bloggerwave Inc.

(formerly Elevated Concepts, Inc.)

Notes to the Financial Statements

September 30, 2010

(unaudited)

5.

Convertible Note Payable and Derivative Liability

On July 22, 2010, the Company entered into a note payable with an non-related party for $50,000. Under the terms of the note, the amount is unsecured, due interest at 8% per annum, and is due on April 26, 2011. If the note is not repaid as at April 26, 2011, the interest rate would increase to 22% per annum. The note is convertible into common shares of the Company at a conversion price equal to 60% of the market price, where market price is defined as the lowest three share prices in the last ten days of active trading.

In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company determined that the existence of a convertibility feature resulted in a derivative liability.  The fair value of the derivative liability was determined using pricing models which incorporate the Company’s stock price, credit risk, volatility, and transaction details such as contractual terms, maturity dates, and future cash flows, as well as assumptions regarding probabilities of certain outcomes relating to the derivative liabilities.  As at September 30, 2010, the Company recorded the fair value of the derivative liability of $40,476, accretion expense of $5,209, and recorded an adjustment for the fair value of the derivative liability of $582.

6.

Related Party Transactions

As at September 30, 2010, the Company owes $129,117 (2009 - $81,299) to directors and officers of the Company for working capital purposes.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Common Stock

(a)

On June 8, 2010, the Company issued 300,000 common shares with a value of $82,800 as part of the terms of the consulting agreement, as noted in Note 8.  The common shares have been valued based on the end-of-day market price on the date of issuance.

(b)

On January 20, 2010, the Company and its Board of Directors approved a 7-for-1 forward stock split of its issued and outstanding common stock.  The effect of the forward stock split increased the number of issued and outstanding common stock from 12,100,000 common shares to 84,700,000 common shares and has been applied on a retroactive basis to the Company’s inception.

8.

Commitment

On June 8, 2010, the Company entered into a consulting agreement (the “Agreement”) with Envisionte, LLC, a limited liability company incorporated in Arizona, to assist with the Company’s business development for a period of six months from the date of the Agreement.  Under the terms of the Agreement, the Company shall pay $120,000 and issue 300,000 common shares of the Company (issued as per Note 7(a)).

9.

Subsequent Events

Subsequent to September 30, 2010, the Company issued 3,500,000 common shares that were authorized and recorded as common stock issuable as part of the shares to be issued as part of the acquisition transaction in September 2009.

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

RESULTS OF OPERATIONS

For the three months Ended September 30, 2010 compared to the three months Ended September 30, 2009

We incurred operating expenses of $91,235 and $152,205 for the three month periods ended September 30, 2010 and 2009, respectively. The decrease of $60,970 is a result of the increase in professional fees and consulting fees incurred with respect to the acquisition transaction on September 9, 2009.

During the three months ended September 30, 2010, we recognized a net loss of $94,902 compared to a net loss of $138,267 for the three months ended September 30, 2009. The increase was a result of the additional costs incurred for the acquisition transaction, as noted above.

For the nine months Ended September 30, 2010 compared to the nine months Ended September 30, 2009

We incurred operating expenses of $299,155 and $183,386 for the nine month periods ended September 30, 2010 and 2009, respectively. The increase of $115,769 is a result of the increase in overall operations (sales increased by $69,267 or 122.6% from the prior period), as well as the fact that the Company incurred professional fees with respect to its SEC filings and consulting fees with respect to further maintenance and revisions to the Company’s website.

During the nine months ended September 30, 2010, we recognized a net loss of $246,444 compared to a net loss of $140,080 for the nine months ended September 30, 2009. The increase was a result of the items noted above.

Working Capital

	September 30, 2010 $	December 31, 2009 $
Current Assets	83,395	11,908
Current Liabilities	400,532	180,391
Working Capital (Deficit)	(317,137)	(168,483)

As at September 30, 2010, the Company had current assets of $83,395, comprised of cash of $19,226 and prepayment of future services totaling $64,169.  The Company had current liabilities of $400,532 comprised of accounts payable and accrued liabilities of $71,898, amounts due to related parties of $129,117, notes payable of $144,890, and convertible note payable and resulting derivative liability totaling $54,627.

The increase in working capital deficit from $168,483 at December 31, 2009 to $317,137 at September 30, 2010 is attributed to additional debt financing received from the Company to settle outstanding day-to-day operating costs of the Company.

Cash Flows

	Nine months Ended September 30, 2010 $	Nine months Ended September 30, 2009 $
Cash Flows from (used in) Operating Activities	(223,418)	(67,828_
Cash Flows from (used in) Investing Activities	(12,886)	-
Cash Flows from (used in) Financing Activities	230,708	73,615
Effect of Exchange Rate Changes on Cash	24,707	(5,898)
Net Increase (decrease) in Cash During Period	19,111	(111)

During the nine months ended September 30, 2010, the Company used cash of $223,418 for operating activities compared to $67,828 for the nine months ended September 30, 2009.  The increase in the cash used for operating activities was attributed to the fact that the Company increased its level of operating activity during the current year as a significant amount of time was spent in the prior year relating to the acquisition transaction that finalized on September 9, 2009.

During the nine months ended September 30, 2010, the Company used cash of $12,886 for the purchase of additional property and equipment compared to no investing activities during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, the Company received cash of $230,708 from financing activities compared to $73,615 during the nine months ended September 30, 2009.  The increase in cash from financing activities is attributed to proceeds of $50,000 received from the convertible note payable, bearing interest at 8% per annum and due in April 2011, proceeds of $132,890 from various notes payable to non-related party of which interest ranges from 8-10% per annum and are due on demand, as well as proceeds of $47,818 from related parties for financing of the Company’s day-to-day operations.  In the prior year, the Company received $32,800 from the issuance of 28,700,000 common shares, $12,000 from a note payable from a former director of the Company, and $27,595 from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of September 30, 2010 in light of the material weaknesses found in our internal controls over financial reporting, described below. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

In their assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below: i) the Board of Directors did not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and ii) a failure to maintain appropriate cash controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2010. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 1, 2010, for a complete discussion relating to the foregoing evaluation of Internal Control over Financial Reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
3.01a	Restated Articles of Incorporation	Filed with the SEC on November 19, 2010 as part of our Annual Report on Form 10-K/A.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
10.01	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009.	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K
10.02	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009.	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.03	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.04	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.05	Consulting Agreement between Bloggerwave, Inc and Envisionte, LLC dated June 8, 2010.	Filed with the SEC on June 14, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note between Bloggerwave, Inc. and Tarantino Holdings Inc. dated August 5, 2010.	Filed herewith.
10.07	Promissory Note between Bloggerwave, Inc. and Christian Macholdt dated August 10, 2010.	Filed herewith.
10.08	Amended Advisory Board Agreement between Bloggerwave, Inc. and Peter Hewitt dated November ___, 2010.	Filed herewith.
10.09	Amended Advisory Board Agreement between Bloggerwave, Inc. and Midstone Consulting Ltd. dated November ___, 2010.	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
16.01	Letter from Davis Accounting Group, P.C., dated April 29, 2010, to the Securities and Exchange Commission.	Filed with the SEC on April 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Exchange Act of 1934	Filed herewith.
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOGGERWAVE INC.

Dated:  November 22, 2010

By:

/s/ Ulrik Svane Thomsen

ULRIK SVANE THOMSEN

President and CEO