Form 10-Q/A
period 2010-09-30
Bloggerwave, Inc.
filed 2011-01-24
CIK 1446727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 0-53631

BLOGGERWAVE INC.
(Name of small business issuer in its charter)

Nevada	26-3126279
(State of incorporation)	(I.R.S. Employer Identification No.)

800 West El Camino Real, Suite 180
Mountain View, CA 94040
(Address of principal executive offices)

Telephone: (650) 943-2490
Facsimile: (650) 962-1188
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 21, 2011, there were 135,625,00 shares of the registrant’s $.001 par value common stock issued and outstanding.

BLOGGERWAVE INC. *

TABLE OF CONTENTS

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

The amount of working capital that we will need to operate for the next twelve months is approximately $500,000.  Of that amount, we estimate that approximately $75,000 will be needed to pay for the costs of being a public reporting company.  The balance of our working capital will be used to pay programming costs for a new version of software and our legal fees and expenses, accounting fees and server costs, which are basically the Company’s only other expenses.  We intend to obtain  working capital from AGS Capital Group, LLC pursuant to an equity financing agreement that we hope to enter into with AGS Capital Group.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
3.01a	Restated Articles of Incorporation	Filed with the SEC on November 19, 2010 as part of our Annual Report on Form 10-K/A.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form S-1 filed with the SEC on October 14, 2008.
10.01	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009.	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K
10.02	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009.	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.03	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.04	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.05	Consulting Agreement between Bloggerwave, Inc and Envisionte, LLC dated June 8, 2010.	Filed with the SEC on June 14, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note between Bloggerwave, Inc. and Tarantino Holdings Inc. dated August 5, 2010.	Incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010 filed November 22,2010.
10.07	Promissory Note between Bloggerwave, Inc. and Christian Macholdt dated August 10, 2010.	Incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010 filed November 22,2010.
10.08	Amended Advisory Board Agreement between Bloggerwave, Inc. and Peter Hewitt dated November ___, 2010.	Incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010 filed November 22,2010.
10.09	Amended Advisory Board Agreement between Bloggerwave, Inc. and Midstone Consulting Ltd. dated November ___, 2010.	Incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010 filed November 22,2010.
14.01	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
16.01	Letter from Davis Accounting Group, P.C., dated April 29, 2010, to the Securities and Exchange Commission.	Filed with the SEC on April 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Exchange Act of 1934	Filed herewith.
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOGGERWAVE INC.

Dated:  January 24, 2011

By:	/s/ Ulrik Svane Thomsen
ULRIK SVANE THOMSEN
President, Chief Executive Officer and Chief Financial Officer