Form 10-K/A
period 2009-09-30
Bloggerwave, Inc.
filed 2011-01-25
CIK 1446727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

(Exact name of registrant as specified in its charter)

Nevada	000-53631	26-3126279
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on December 30, 2009 based on the closing price on that date is Nil. The Registrant securities were initially listed on the Over the Counter Bulletin Board for trading on July 14, 2009, and since such time there has been no reported trades of the Company's common stock.

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

The number of shares of common stock outstanding as of January 21, 2011 was 135,625,000.

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

Further, as a result of the Merger Agreement, our then-existing directors resigned and concurrently appointed Mr. Ulrik Svane Thomsen (“Mr. Thomsen”) and Mr. Jacob Lemmeke (“Mr. Lemmeke”) as members of the Company's Board of Directors. Pursuant to Rule 14f-1, since Messrs. Thomsen and Lemmeke concurrently acquired shares of the Company's common stock, we were required to notify our stockholders and file an information statement on Schedule 14Fwith the SEC. The Company effected the change in its Board of Directors without complying with Rule 14f-1.

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

The business rationale behind Bloggerwave was based on an emerging trend on the Internet: the meteoric rise and power of social media (blogs, online communities and networks such as MySpace and Facebook). Messrs. Thomsen and Lemmeke saw these emerging forms of media as new, unchartered platforms for lucrative advertising opportunities. Not blatant or obtrusive advertising in the form of flashing or moving banner ads, but advertising via subtle promotion within the media themselves. They had the idea to incentive bloggers with wide readerships to review, try out, or promote certain products or services, writing about them on their blogs. In the Information Age where people are inundated and growing weary and distrustful of advertising, consumers are increasingly turning to their peers on the internet for honest product reviews or opinions. The Bloggerwave business model capitalizes on this paradigm shift in consumer focus, and targets the blogs (or consumer peers) directly for marketing opportunities.

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

In a March 2009 Forrester Research survey of a sample of 203 US companies pursuing online marketing, 40% currently use SMO, 55% plan on using it within the next 12 months, and 65% plan on using it in more than 12 months from now (see http://www.slideshare.net/AlHaqqNetwork/forrester-us-interactive-marketing-forecast-2009-2014) .. In a few years almost all companies will be optimizing Social Media, for companies who wish to remain ahead of the curve, the time to invest in SMO is now.

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

Government Regulation

Our operations are subject to various federal, state and local regulations which cover many issues, such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. One such federal law is Section 5 of the Federal Trade Commission Act (15 U.S.C. 45), which prohibits corporations from engaging in unfair methods of competition or deceptive acts or practices in or affecting commerce. The growth of electronic commerce may prompt calls for even more stringent consumer protection laws.

In addition, the Federal and Trade Commission (“FTC”) adopted, effective as of December 1, 2009, revised Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”), which address endorsements by consumers, experts, organizations and celebrities, and disclose the important connections between advertisers and endorsers.  Among other things, the revised Guides no longer make available the safe harbor that allowed advertisers to have a consumer who describes an atypical experience with a product or service in a testimonial as long as there is a disclaimer that such results are not typical.  Instead, such advertisement must clearly disclose the results that consumers can generally expect.  Further, the revised Guides provide more examples of when ‘material connections’, such as in the form of payment or free products, between advertisers and endorsers must be disclosed.  Some such examples illustrate that when a blogger or other ‘word of mouth’ advertiser receives cash or payment in-kind to review a product, then it is considered an endorsement and the blogger must disclose the material connections between it and the seller of the products and services.  With respect to celebrities, the revised Guides make it clear that celebrities also have a duty to disclose their relationships with advertisers when making endorsements other than through traditional ads, such as on talk shows or in social media.  The revised Guides also expressly state that endorsers as well as advertisers are subject to liability under the Federal Trade Commission Act for unsubstantiated or misleading representations.

Because our business involves pre-approved bloggers being paid for their review of our clients’ products and services, they are thus considered as making endorsements under the Guides.  Therefore, the blogger must disclose the material connections between it and the seller of the products and services.  Further, the bloggers, as endorsers, along with the advertisers, are subject to liability under the FTC Act for unsubstantiated or misleading representations made in the course of the blogger’s endorsement under the Guides.

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

During the year ended September 30, 2009, we generated sales revenue of $102,745 as compared to $187,871 during the year ended September 30, 2008. The decrease in sales revenue is attributed to the fact that  we focused and spent a lot of time in 2009 on developing our internet site and tools. In 2009, we signed an Authorized Reseller Agreement (the “Agreement”) with Salomatkin and Partners, a company incorporated in Russia, for the non-exclusive right to resell our products in the Moscow region, which generated revenues for us.

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

Cashflows from Investing Activities

During the year ended September 30, 2009, the Company incurred $926 for investing activities compared to $1,905 during the year ended September 30, 2008 relating to the purchase of computer and office equipment.

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

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
December 21, 2009, except for Note 3, for
which the date is November 5, 2010.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
BALANCE SHEETS - RESTATED (NOTES 2 AND 3)
AS OF SEPTEMBER 30, 2009, AND 2008

	As of September 30,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalent	$-	$858
Accounts receivable - Trade	3,781	-

Total current assets	3,781	858

Property and Equipment:
Computer & office equipment	3,002	2,076
Less - Accumulated depreciation	(1,314)	(360)

Net property and equipment	1,688	1,716

Other Assets:
Security deposit	-	400

Total other assets	-	400

Total Assets	$5,469	$2,974

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank line of credit	$9,189	$-
Accounts payable - Trade	2,988	3,273
Accrued liabilities	89,823	3,000
Deferred revenues	1,330	-
Due to related party - Director and stockholder	38,847	6,055
Loan from shareholder	12,000	-

Total current liabilities	154,177	12,328

Total liabilities	154,177	12,328

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 12,100,000 and 8,000,000 shares issued and outstanding in 2009 and 2008, respectively	12,100	8,000
Common stock issuable – 5,000,000 shares in 2009 and 2008, respectively	5,000	5,000
Additional paid-in capital	-	38,549
Discount on common stock	(9,133)	-
Accumulated other comprehensive income (loss)	(670)	5,228
Accumulated (deficit)	(156,005)	(66,131)

Total stockholders' (deficit)	(148,708)	(9,354)

Total Liabilities and Stockholders' (Deficit)	$5,469	$2,974

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

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)  - RESTATED (NOTES 2 AND 3)
FOR THE YEARS ENDED SEPTEMBER 30, 2009, AND 2008

							Accumulated
	Common Stock		Common Stock		Additional	Discount on	Other
	- Issued		- Issuable		Paid-in	Common	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Total

Balance - September 30, 2007	3,000,000	$3,000	5,000,000	$5,000	$38,549	$-	$3,835	$(28,735)	$21,649

Common stock issued for cash	5,000,000	5,000	-	-	-	-	-	-	5,000

Foreign currency translation adjustment	-	-	-	-	-	-	1,393	-	1,393

Net (loss) for the period	-	-	-	-	-	-	-	(37,396)	(37,396)

Balance - September 30, 2008	8,000,000	8,000	5,000,000	5,000	38,549	-	5,228	(66,131)	(9,354)

Common stock issued for cash	4,100,000	4,100	-	-	28,700	-	-	-	32,800

Impact of recapitalization from reverse merger	-	-	-	-	(67,249)	(9,133)	-	55,847	(20,535)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,898)	-	(5,898)

Net (loss) for the period	-	-	-	-	-	-	-	(145,721)	(145,721)

Balance - September 30, 2009	12,100,000	$12,100	5,000,000	$5,000	$-	$(9,133)	$(670)	$(156,005)	$(148,708)

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ulrik Svane Thomsen (1)
Chief Executive	2009	4,588	0	0	0	0	0	0	0
Officer, President &	2008	44,402	0	0	0	0	0	0	0
Treasurer	2007	19,175	0	0	0	0	0	0	0
Jacob W. Lemmeke,	2009	0	0	0	0	0	0	0	0
(2)	2008	39,468	0	0	0	0	0	0	0
Director & Secretary	2007	19,175	0	0	0	0	0	0	0

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

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards			All Other Stock Awards;	All Other Option		Grant Date
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#)	Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-

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

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 19, 2009	Filed with the SEC on November 19, 2010 as part of our Amended Annual Report on Form 10-K/A.
3.02	Bylaws	Filed with the SEC on October 14, 2008 as part of our Registration Statement on Form S-1.
10.1	Authorized Reseller Agreement between Elevated Concepts Inc. and Salomatkin & Partners dated April 16, 2009	Filed with the SEC on April 20, 2009 as part of our Current Report on Form 8-K.
10.2	Merger Agreement between Elevated Concepts, Inc. and Bloggerwave, Inc. dated September 9, 2009	Filed with the SEC on September 14, 2009 as part of our Current Report on Form 8-K.
10.3	Advisory Board Member Agreement between Bloggerwave, Inc. and Peter Hewitt dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
10.4	Advisory Board Member Agreement between Bloggerwave, Inc. and Midstone Consulting, Ltd. dated January 22, 2010.	Filed with the SEC on February 11, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the  January 24, 2011.

Bloggerwave, Inc. a Nevada Corporation

By:	/s/ Ulrik Svane Thomsen
Ulrik Svane Thomsen Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Bloggerwave, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Ulrik Svane Thomsen	Chief Executive Officer and Chairman of the Board	January 24, 2011
Ulrik Svane Thomsen

/s/ Jacob Lemmeke	Director	January 24, 2011
Jacob W. Lemmeke