Form 10-KT/A
period 2009-12-31
Bloggerwave, Inc.
filed 2011-01-26
CIK 1446727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT/A
(AMENDMENT NO. 2)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “BLGW.”

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

Bloggerwave for Bloggers:

More and more people have their own blog. Based on information available on www.alexa.com , there are close to 200,000 new blogs being created every day.

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

Below is a list of Bloggerwave’s toughest International Competition, all of which are U.S.-based.

1. PayPerPost	www.PayPerPost.com

2. ReviewMe	www.reviewme.com

3. SponsoredReview s	www.sponsoredreviews.com

4. Blogsvertise	www.blogvertise.com

5. Smorty	www.smorty.com

6. PayU2Blog	www.payu2blog.com

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

Target markets :

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

•	Advertising will be done in industry-specific journals.

•	Face-to face networking activities will be particularly effective by leveraging existing relationships and contacts.

•	To continue attracting bloggers, Bloggerwave uses Google Ad words and blogging campaigns.

•	Bloggerwave gained many of its initial clients through networking, referrals and cold calls; it will continue this practice.

•	Bloggerwave regularly informs the media of its unique business model to generate press coverage and “ buzz. ”

•	Internet marketing ― as an expert in the industry, Bloggerwave already engages in various Internet marketing strategies such as blogging campaigns and SEO.

•	Strategic partnerships are fundamental in the world of Internet commerce. Bloggerwave’s strategic alliances will help increase brand equity, reduce marketing expenses, and reduce the time-to-market.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov ..

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our corporate website at www.bloggerwaveinc.com , as soon as reasonably practicable after filing with the SEC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 161 815)  “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”  (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133,  “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 162 105) “ The Hierarchy of Generally Accepted Accounting Principles”  (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 163 944), “ Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 ” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. ” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 164 958) “ Not-for-Profit Entities: Mergers and Acquisitions ” (“SFAS No. 164”). Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142,  Goodwill and Other Intangible Assets , to make it fully applicable to not-for-profit entities.

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 165 855) “ Subsequent Events ” (“SFAS No. 165”). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

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

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 166 860), “ Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 ” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 167 810),  "Amendments to FASB Interpretation No. 46(R )" (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “ Consolidation of Variable Interest Entities ” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 168 105), " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 " ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

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

As discussed in Note 3 to the financial statements, an error in the determination of the issuance of 5,000,000 shares of common stock (35,000,000 shares post forward stock split) in connection with an Agreement and Plan of Merger between the Company and Bloggerwave ApS whereby the Company acquired 100 percent of the issued and outstanding shares of Bloggerwave ApS through a reverse merger was determined by management of the Company. In addition, the financial statements as of and for the year ended December 31, 2008, did not properly reflect the operations of Bloggerwave ApS as a result of the reverse merger. Accordingly, the financial statements and related notes thereto as of and for the periods ended December 31, 2009, and 2008, have been restated to correct the error.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 26, 2010, except for Note 3, for
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

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) - RESTATED (NOTES 2 AND 3)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

						Accumulated
						Other
	Common Stock		Common Stock - Issuable		Discount on	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Common stock	Income (Loss)	(Deficit)	Total

Balance - December 31, 2007	21,000,000	$21,000	35,000,000	$35,000	$(33,065)	$1,966	$1,957	$26,858

Common stock issued for cash	35,000,000	35,000	-	-	(30,000)	-	-	5,000

Foreign currency translation adjustment			-	-	-	3,262	-	3,262

Net (loss) for the period	-	-	-	-	-	-	(131,795)	(131,795)

Balance - December 31, 2008	56,000,000	56,000	35,000,000	35,000	(63,065)	5,228	(129,838)	(96,675)

Common stock issued for cash	28,700,000	28,700	-	-	4,100	-	-	32,800

Impact of recapitalization from reverse merger	-	-	-	-	(52,768)	-	113,913	61,145

Foreign currency translation adjustment	-	-	-	-	-	(4,998)	-	(4,998)

Net (loss) for the period	-	-	-	-	-	-	(158,500)	(158,500)

Balance - December 31, 2009	84,700,000	$84,700	35,000,000	$35,000	$(111,733)	$230	$(174,425)	$(166,228)

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52 (FASB ASC 830-30), “ Foreign Currency Translation.” The Company’s functional currency is the Danish Krone (DKK). Under SFAS No. 52 (FASB ASC 830-30), all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars or other currencies. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

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

Income Taxes

The Company accounts for income taxes pursuant to FASB Statement No. 109 (FASB ASC 740), “ Accounting for Income Taxes.” Under SFAS No. 109 (FASB ASC 740), deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

(9)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 (FASB ASC 815), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.” SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS - RESTATED
DECEMBER 31, 2009, AND 2008

On May 9, 2008, the FASB issued FASB Statement No. 162 (FASB ASC 105), “ The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “ The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 944), “ Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 .” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”). SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS - RESTATED
DECEMBER 31, 2009, AND 2008

On May 22, 2009, the FASB issued FASB Statement No. 164 (FASB ASC 958), “ Not-for-Profit Entities: Mergers and Acquisitions ”. SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets , to make it fully applicable to not-for-profit entities.

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

On May 28, 2009, the FASB issued FASB Statement No. 165 (FASB ASC 855), “ Subsequent Events .” SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 (FASB ASC 855) provides:

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

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 860), “ Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 .” SFAS No. 166 (FASB ASC 860) is a revision to FASB Statement No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 810), "Amendments to FASB Interpretation No. 46(R ).” SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “ Consolidation of Variable Interest Entities ” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

BLOGGERWAVE INC.
(FORMERLY ELEVATED CONCEPTS, INC.)
NOTES TO FINANCIAL STATEMENTS - RESTATED
DECEMBER 31, 2009, AND 2008

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 105), " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 .” SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Jacob W. Lemmeke . Mr. Lemmeke is the Secretary and a director of the Company. From 2003 to 2004, Mr. Lemmeke worked as a sales consultant at Mercoprint where his duties included sales. From 2004 to 2007, Mr. Lemmeke worked as a Business Development and as a Sales Manager at Wiseport, where he was responsible for all sales staff and Mega chains in Europe. In 2007, along with Mr. Thomsen, Mr. Lemmeke founded Bloggerwave APS. In 2009, as a result of the transaction with the Company, Mr. Lemmeke was appointed as a director of the Company by the Board of Directors which concluded that Mr. Lemmeke was qualified to serve as a director as a result of his extensive experience in the sales field and because of his previous involvement in founding Bloggerwave APS. Currently, Mr. Lemmeke oversees Bloggerwave operations, where he leads the interactive advertising sales and strategic development, including partnerships with major operators, publishers and ad networks. Mr. Lemmeke and his team are instrumental in launching interactive services to engage a massive base of users and creating compelling marketing opportunities for advertisers.

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

2.           Exhibits . The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

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

Dated: January 26, 2011
/s/ Ulrik Svane
By: Ulrik Svane Thomsen
Its: President and Principal Executive Officer

Dated: January 26, 2011
/s/ Ulrik Svane
By: Ulrik Svane Thomsen
Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 26, 2011
/s/ Ulrik Svane
Ulrik Svane Thomsen, Director

Dated: January 26, 2011
/s/ Jacob W. Lemmkek
Jacob W. Lemmeke, Director